Form 10-Q
period 2021-06-30
Constellation Acquisition Corp I
filed 2021-08-11
CIK 1834032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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
(Address of principal executive offices,including zip code)

(914) 615-9912
Registrant’s Telephone Number, Including Area Code

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, par value $0.0001 per share	CSTA	The New York Stock Exchange
Redeemable warrants, each one whole warrant exercisable for one share of Class A ordinary shares at an exercise price of $11.50	CSTA WS	The New York Stock Exchange
Units, each consisting of one share of Class A ordinary share and one-fourth of one redeemable warrant	CSTA U	The New York Stock Exchange

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

As of August 11, 2021, 31,000,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

CONSTELLATION ACQUISITION CORP I
Form 10-Q
For the Quarter Ended June 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)	(audited)
Assets:
Current Assets:
Cash	$1,282,979	$—
Prepaid Expenses	648,995	—
Total current assets	1,931,974	—

Deferred offering costs	—	227,924
Cash and Investments held in Trust Account	310,033,520	—
Total Assets	$311,965,494	$227,924

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued offering costs and expenses	$109,604	$204,767
Promissory note – related party	699,999	1,300
Total current liabilities	809,603	206,067
Deferred underwriting fee	10,850,000	—
Warrant liability	14,290,467	—
Total liabilities	25,950,070	206,067

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 28,101,542 and no shares at redemption value ($10.00 per share) at June 30, 2021 and December 31, 2020, respectively	281,015,420	—

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,898,458 and 0 shares issued and outstanding (excluding 28,101,542 and no shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	290	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,750,000 and 8,625,000 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	775	863
Additional paid-in capital	—	24,137
Retained earnings (accumulated deficit)	4,998,939	(3,143)
Total shareholders’ equity	5,000,004	21,857
Total Liabilities and Shareholders’ Equity	$311,965,494	$227,924

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED STATEMENTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	For the Three Months Ended June 30, 2021	For the Six Months Ended June, 2021
Formation and operating costs	$241,086	$362,745
Loss from Operations	(241,086)	(362,745

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	13,885	33,520
Offering costs allocated to warrants	—	(1,143,138)
Excess of fair value over cash received for private placement warrants	—	(2,604,321)
Change in fair value of warrant liability	(4,165,347)	16,663,854
Total other income (expense)	(4,151,462	12,949,915

Net income (loss)	$(4,392,548)	$12,587,170

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	31,000,000	31,000,000
Basic and diluted net income per share, Class A redeemable ordinary shares	$—	$—
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	7,750,000	7,711,326
Basic and diluted net income per share, Class B	$(0.57)	$1.63

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Class A		Class B		Additional	Retained Earnings	Total
	Ordinary Shares		Ordinary Shares		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance as of December 31, 2020	—	$—	8,625,000	$863	$24,137	$(3,143)	$21,857
Sale of 31,000,000 Units, net of underwriting discount and offering expenses and fair value of public warrants	31,000,000	3,100	—	—	273,403,297	—	273,406,397
Forfeiture of Class B ordinary shares by initial shareholders			(875,000)	(88)	88
Net income (loss)	—	—	—	—	—	16,979,718	16,979,718
Change in Class A ordinary shares subject to possible redemption	(28,540,797)	(2,854)	—	—	(273,427,522)	(11,977,594)	(285,407,970)
Balance as of March 31, 2021 (unaudited)	2,459,203	$246	7,750,000	$775	$—	$4,998,981	$5,000,002
Net income (loss)	—	—	—	—	—	(4,392,548)	(4,392,548)
Change in Class A ordinary shares subject to possible redemption	439,255	44	—	—	—	4,392,506	4,392,550
Balance as of June 30, 2021 (unaudited)	2,898,458	$290	7,750,000	$775	$—	$4,998,939	$5,000,004

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

For the Six Months Ended June 30, 2021
Cash flows from operating activities:
Net income (loss)	$12,587,170
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(33,520)
Offering costs allocated to warrants	1,143,138
Excess fair value over cash received for private placement warrants	2,604,321
Change in fair value of warrant liability	(16,663,854)
Changes in operating assets and liabilities:
Prepaid assets	(648,995)
Accrued expenses	109,604
Net cash used in operating activities	(902,136)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(31,000,000)
Net cash used in investing activities	(31,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriters’ fees	303,800,000
Proceeds from issuance of Private Placement Warrants	8,200,000
Proceeds from promissory note – related party	788,539
Repayment of promissory note – related party	(89,840)
Payment of offering costs	(513,584)
Net cash provided by financing activities	312,185,115
Net change in cash	1,282,979
Cash, beginning of the period	—
Cash, end of the period	$1,282,979

Supplemental disclosure of non-cash financing activities:
Initial value of Class A ordinary shares subject to possible redemption	$264,676,109
Change in Class A ordinary shares subject to possible redemption	16,339,311
Deferred underwriters’ discount payable charged to additional paid-in capital	$10,850,000

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on January 26, 2021 (the “Effective Date”). On January 29, 2021, the Company consummated the IPO of 31,000,000 units (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units sold, the “Public Shares”), including 1,000,000 Units issued pursuant to the partial exercise of the underwriters’ over-allotment option, at $10.00 per Unit, generating gross proceeds of $310,000,000, which is discussed in Note 3. Each Unit consists of one Class A ordinary share, and one-third of one redeemable warrant to purchase one Class A ordinary share at a price of $11.50 per whole share.

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

Transaction costs of the IPO amounted to $17,586,741 consisting of $6,200,000 of underwriting fees, $10,850,000 of deferred underwriting fees, and $536,741 of other offering costs.

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

Correction of previously issued financial statement

In preparation of the Company’s Form 10-Q for June 30, 2021, the Company concluded it should correct the amounts previously recorded in Additional Paid-in Capital and Retained Earnings due to a negative balance in Additional Paid-in Capital as of March 31, 2021. The following shareholders’ equity balances as of March 31, 2021 were impacted: an increase of $11,977,594 in Additional Paid-in Capital for a closing balance of $0 and a decrease of $11,977,594 million in Retained Earnings (Accumulated Deficit) for a closing balance of $4,998,981.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021, the assets held in the Trust Account were held in money market mutual funds which invest in U.S. Treasury securities. During the three months and six months ended June 30, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Notes 3, 4, and 8) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Condensed Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statement of Operations in the period of change.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Transaction costs amounted to $17,586,741, of which $1,143,138 were allocated to expense associated with the warrant liability. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 28,101,542 Class A ordinary shares subject to possible redemption were presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet. At December 31, 2020, there were no Class A ordinary shares yet issued or subject to redemption.

Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The Company’s condensed statements of operations include a presentation of income (loss) per ordinary share for ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income (loss) per ordinary share, basic and diluted for Class B non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to the Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The Company has not considered the effect of the warrants sold in the IPO and Private Placement to purchase an aggregate of 15,800,000 Class A ordinary shares in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

Reconciliation of Net Income per Ordinary Share

The Company’s condensed statement of operations includes a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per share. Accordingly, basic and diluted income per Class A ordinary shares and Class B ordinary shares is calculated as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Net Income per share for Class A ordinary shares:
Interest income earned on securities held in the Trust Account	$13,885	$33,520
Less: Interest income available to the Company for taxes	—	—
Adjusted net income	$13,885	$33,520
Weighted average shares outstanding of Class A ordinary shares	31,000,000	31,000,000
Basic and diluted net income per share, Class A ordinary shares	$—	$—
Net Income (loss) per share for Class B ordinary shares:
Net Income (loss)	$(4,392,548)	$12,587,170
Less: Income attributable to Class A ordinary shares	(13,885)	(33,520)
Adjusted net income (loss)	$(4,406,433)	$12,553,650
Weighted average shares outstanding of Class B ordinary shares	7,750,000	7,711,326
Basic and diluted net income (loss) per share, Class B ordinary shares	$(0.57)	$1.63

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

Note 3 — Initial Public Offering

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

Note 4 — Private Placement

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

Note 5 — Related Party Transactions

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

Promissory Note — Related Party

In November, 2020, the Company issued an unsecured promissory note to an executive officer of the Company. This loan was non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the IPO. At December 31, 2020, the amount borrowed under the note was $1,300. During the period from January 1, 2021 to January 28, 2021, an additional $88,540 was borrowed under the promissory note, and on January 29, 2021, the balance of $89,840 repaid in full from the proceeds of the IPO, and is no longer available to be drawn upon.

On February 23, 2021, the Company issued an unsecured promissory note (the “Note”) in the amount of up to $699,999 to certain affiliates of Constellation Sponsor GmbH & Co. KG (the “Sponsor”). The proceeds of the Note, which may be drawn down from time to time until the Company consummates its initial business combination, will be used as general working capital purposes. The Note bears no interest and is payable in full upon the earlier to occur of (i) twenty-four (24) months from the closing of the initial public offering (or such later date as may be extended in accordance with the terms of the Company’s memorandum and articles of association) or (ii) the consummation of the Company’s business combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the Note may be accelerated. The affiliates of the Sponsor had the option to convert any unpaid balance of the Note into private placement warrants (the “Conversion Warrants”), each warrant exercisable for one ordinary share of the Company at an exercise price of $1.50 per share. The terms of the Conversion Warrants would be identical to the warrants issued by the Company to affiliates of the Sponsor in a private placement that was consummated in connection with the Company’s initial public offering. The affiliates of the Sponsor shall be entitled to certain registration rights relating to the Conversion Warrants. On May 3, 2021, the Note was amended to remove the option to convert any unpaid balance of the Note into private placement warrants. As of June 30, 2021 and December 31, 2020, there were $699,999 and $0 outstanding under the Note, respectively

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or any of its affiliates or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination company at a price of $1.50 per warrant at the option of the lender. As of June 30, 2021 and December 31, 2020, there were $0 outstanding under the Working Capital Loans, respectively.

Note 6 — Commitments and Contingencies

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

Underwriting Agreement

The underwriter had a 45-day option from the date of the IPO to purchase up to an aggregate of 4,500,000 additional Units at the public offering price less the underwriting commissions to cover over-allotments, if any. On January 29, 2021, the underwriters partially exercised the over-allotment option to purchase 1,000,000 Units, and was paid an underwriting discount in aggregate of $6,200,000. As of June 30, 2021, the remaining over-allotment option has expired.

Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO held in the Trust Account, or $10,850,000, upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Note 7 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were no shares of preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were 2,898,548 and 0 shares issued and outstanding, excluding 28,101,542 and no shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were 7,750,000 and 8,625,000 shares issued and outstanding, respectively.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S Treasury Securities held in Trust Account	$310,033,520	$310,033,520	$-	$-
	$310,033,520	$310,033,520	$-	$-
Liabilities:
Public Warrant Liability	$9,310,333	$9,310,333	$-	$-
Private Warrant Liability	4,980,134	-	-	4,980,134
	$14,290,467	$9,310,333	$-	$4,980,134

There were no assets or liabilities measured at fair value on a recurring basis as of December 31, 2020. The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Condensed Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Condensed Statement of Operations.

The Company established the initial fair value for the Public Warrants on January 29, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model, and for the Private Warrants on January 29, 2021, using a Black Scholes Model. As of June 30, 2021, the fair value for the Private Warrants was estimated using a Black Scholes Model, and the fair value of the Public Warrants by reference to the quoted market price of the warrants. The Public and Private Warrants were classified as Level 3 at the initial measurement date, and the Private Warrants were classified as Level 3 as of June 30, 2021 due to the use of unobservable inputs. Transfers between levels are recognized at the end of each quarterly reporting period. As of March 31, 2021, the Public Warrants were reclassified from a Level 3 to a Level 1 classification due to use of the observed trading price of the separated Public Warrants.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Warrant Liabilities
Fair Value as of December 31, 2020	$-
Initial measurement on January 29, 2021	30,954,321
Change in valuation	(20,829,201)
Public Warrant Liability transferred to Level 1	(6,613,333)
Fair Value as of March 31, 2021	3,511,787
Change in valuation	1,468,347
Fair Value as of June 30, 2021	$4,980,134

The estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inherent in level 3 inputs assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary share warrants based on implied volatility from the Company's traded warrants and from historical volatility of select peer companies. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The key inputs into the Black Scholes Model as of June 30, 2021 were as follows:

Inputs	June 30, 2021
Risk-free interest rate	1.00%
Dividend rate	0.00%
Expected term remaining (years)	5.79
Volatility	14.0%
Stock price	$9.79
Exercise Price	$11.50

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on this review, the Company determined no events have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

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

We will only have 24 months from the closing of the Initial Public Offering, or January 29, 2023, to complete our initial Business Combination (the “Combination Period”). If we do not complete a Business Combination within this period of time, we will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Trust Account, including interest and not previously released to us to fund our working capital requirements (less taxes payable and up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of our net assets to our remaining shareholders, as part of our plan of dissolution and liquidation. Our Sponsor and our executive officers and independent director nominees (the “initial stockholders”) entered into a letter agreement with us, pursuant to which they have waived their rights to participate in any redemption with respect to their Founder Shares; however, if the initial shareholders or any of our officers, directors or affiliates acquire ordinary shares in or after the Initial Public Offering, they will be entitled to a pro rata share of the Trust Account upon our redemption or liquidation in the event we do not complete a Business Combination within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Initial Public Offering price per Unit in the Initial Public Offering.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $1.3 million in our operating bank account and working capital of approximately $1.1 million.

Prior to the completion of the Initial Public Offering, our liquidity needs were satisfied through the proceeds of $25,000 from our Sponsor in exchange for the issuance of the Founder Shares, and an up to $250,000 note agreement initially issued to an executive officer of the Company, which was repaid by us on January 29, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, on February 23, 2021, in order to provide working capital for in transaction costs in connection with a Business Combination, we issued an unsecured promissory note in the amount of $699,999 to certain affiliates of our Sponsor. The note is due to be repaid in cash upon the earlier of the consummation of a business combination or 24 months from the closing of the IPO. The $699,999 balance on the note is outstanding as of June 30, 2021.

In addition, finance transaction costs in connection with a Business Combination, the Sponsor or any of its affiliates or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. As of June 30, 2021, there were no outstanding working capital loans.

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

Results of Operations

Our entire activity from inception through June 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income and dividends on investments held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of approximately $4.4 million, which included a loss from the change in fair value of warrant liabilities of $4.2 million and a loss from operations of $0.2 million.

For the six months ended June 30, 2021, we had a net income of approximately $12.6 million, which included by a gain from the change in fair value of warrant liabilities of $14.1 million, offset by a loss from operations of $0.4 million and offering cost expense allocated to warrants of $1.1 million.

Our business activities from inception to June 30, 2021 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Registration Rights

The initial shareholders and holders of the Private Placement Warrants will be entitled to registration rights pursuant to a registration rights agreement. The initial shareholders and holders of the Private Placement Warrants will be entitled to make up to three demands, excluding short form registration demands, that register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by us. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Warrant Liability

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, and in light of the material weakness in internal controls described below, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

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

We have performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In November 2020, an executive officer purchased 8,625,000 Class B ordinary shares for a capital contribution of $25,000, or approximately $0.003 per share. In December 2020, such 8,625,000 shares of the Company’s Class B ordinary shares were transferred to the Sponsor for $25,000, of which up to 1,125,0000 shares were subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. On January 29, 2021, the underwriters partially exercised their over-allotment option; hence, 250,000 Founder Shares are no longer subject to forfeiture and the Sponsor holds 7,800,000 Class B ordinary shares. In January 2021, our sponsor transferred 43,125 Class B ordinary shares to each of our independent directors. In March 2021, each independent director forfeited 4,374 Class B ordinary shares as a result of the partial exercise of the underwriter’s overallotment option. Prior to the initial investment in the company of $25,000 by our Sponsor, the Company had no assets, tangible or intangible. The per share price was determined by dividing the amount of cash contributed to the company by the number of founder shares issued.

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

Substantially concurrently with the closing of our Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreement, the Company completed the private sale of an aggregate of 5,466,667 warrants (the “Private Placement Warrants”) to our Sponsor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $8,200,000. The Private Placement Warrants are identical to the Warrants sold in the Initial Public Offering, except that the Private Placement Warrants, so long as they are held by our Sponsor or its permitted transferees, (i) are not redeemable by the Company, (ii) may not (including the Class A ordinary shares issuable upon exercise of such Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of the Company’s initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

By:	/s/ Thomas Stapp
	Name:	Thomas Stapp
	Title:	Chief Financial Officer

Dated: August 11, 2021