Form 10-Q
period 2021-09-30
Constellation Acquisition Corp I
filed 2021-11-12
CIK 1834032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, par value $0.0001 per share	CSTA	The New York Stock Exchange
Redeemable warrants, each one whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	CSTA WS	The New York Stock Exchange
Units, each consisting of one Class A ordinary share and one-fourth of one redeemable warrant	CSTA U	The New York Stock Exchange

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

As of November 12, 2021, 31,000,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

CONSTELLATION ACQUISITION CORP I
Form 10-Q
For the Quarter Ended September 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current Assets:
Cash	$483,898	$—
Prepaid Expenses	537,763	—
Total current assets	1,021,661	—

Deferred offering costs	—	227,924
Cash and Investments held in Trust Account	310,037,509	—
Total Assets	$311,059,170	$227,924

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accrued offering costs and expenses	$801,286	$204,767
Promissory note – related party	—	1,300
Total current liabilities	801,286	206,067
Deferred underwriting fee	10,850,000	—
Warrant liability	10,708,620	—
Total Liabilities	22,359,906	206,067

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 31,000,000 and no shares at redemption value ($10.00 per share) at September 30, 2021 and December 31, 2020, respectively	310,000,000	—

Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding (excluding 31,000,000 and no shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,750,000 and 8,625,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	775	863
Additional paid-in capital	—	24,137
Accumulated deficit	(21,301,511)	(3,143)
Total Shareholders’ Equity (Deficit)	(21,300,736)	21,857
Total Liabilities and Shareholders’ Equity (Deficit)	$311,059,170	$227,924

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
Formation and operating costs	$901,995	$1,264,741
Loss from Operations	(901,995)	(1,264,741)

Other income (expense):
Interest earned on cash and investments held in Trust Account	3,989	37,509
Offering costs allocated to warrants	—	(1,143,138)
Excess of fair value over cash received for private placement warrants	—	(2,604,321)
Change in fair value of warrant liability	3,581,847	20,245,701
Total other income	3,585,836	16,535,751

Net income	$2,683,841	$15,271,010

Weighted average shares outstanding, Class A ordinary shares	31,000,000	27,706,960
Basic and diluted net income per share, Class A ordinary shares	$0.07	$0.43
Weighted average shares outstanding, Class B ordinary shares	7,750,000	7,724,359
Basic and diluted net income per share, Class B ordinary shares	$0.07	$0.43

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Class B Ordinary Shares		Additional Paid-in	(Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance as of December 31, 2020	8,625,000	$863	$24,137	$(3,143)	$21,857
Accretion of Class A ordinary shares subject to redemption	—	—	(24,137)	(36,569,466)	(36,593,603)
Forfeiture of Class B ordinary shares by initial shareholders	(875,000)	(88)	—	88	—
Net income	—	—	—	16,979,718	16,979,718
Balance as of March 31, 2021 (unaudited)	7,750,000	$775	$—	$(19,592,803)	$(19,592,028)
Net loss	—	—	—	(4,392,549)	(4,392,549)
Balance as of June 30, 2021 (unaudited)	7,750,000	$775	$—	$(23,985,352)	$(23,984,577)
Net income	—	—	—	2,683,841	2,683,841
Balance as of September 30, 2021 (unaudited)	7,750,000	$775	$—	$(21,301,511)	$(21,300,736)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

For the Nine Months Ended September 30, 2021
Cash flows from operating activities:
Net income	$15,271,010
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(37,509)
Offering costs allocated to warrants	1,143,138
Excess fair value over cash received for private placement warrants	2,604,321
Change in fair value of warrant liability	(20,245,701)
Changes in operating assets and liabilities:
Prepaid assets	(537,763)
Accrued expenses	801,286
Net cash used in operating activities	(1,001,218)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(310,000,000)
Net cash used in investing activities	(310,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriters’ fees	303,800,000
Proceeds from issuance of Private Placement Warrants	8,200,000
Proceeds from promissory note – related party	788,539
Repayment of promissory note – related party	(789,839)
Payment of offering costs	(513,584)
Net cash provided by financing activities	311,485,116
Net change in cash	483,898
Cash, beginning of the period	—
Cash, end of the period	$483,898

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ discount payable	$10,850,000

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on January 26, 2021 (the “Effective Date”). On January 29, 2021, the Company consummated the IPO of 31,000,000 units (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units sold, the “Public Shares”), including 1,000,000 Units issued pursuant to the partial exercise of the underwriters’ over-allotment option, at $10.00 per Unit, generating gross proceeds of $310,000,000, which is discussed in Note 4. Each Unit consists of one Class A ordinary share, and one-third of one redeemable warrant to purchase one Class A ordinary share at a price of $11.50 per whole share.

Simultaneously with the closing of the IPO, the Company consummated the sale of 5,466,667 Private Placement Warrants (the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant, in a private placement to certain affiliates of the Company’s Sponsor, GmbH & Co. KG, a German limited partnership (the “Sponsor”), generating gross proceeds of $8,200,000, which is discussed in Note 5.

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

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that it could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Going Concern Consideration

As of September 30, 2021, the Company had approximately $484,000 in its operating bank account, and working capital of approximately $220,000.

If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete an Initial Business Combination or because it becomes obligated to redeem a significant number of its public shares upon completion of an Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination.

The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has access to funds from the Sponsor, which is described in Note 6, and the Sponsor has the financial ability to provide such funds, that are sufficient to fund the working capital needs of the Company until the earlier of the consummation of the Business Combination and one year from the date of issuance of these financial statements.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 — Revision of Previously Issued Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain shareholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Thus, the Company can only complete a merger and continue to exist as a public company if there is sufficient Public Shares that do not redeem at the merger and so it is appropriate to classify the portion of its public shares required to keep its shareholders’ equity above the $5,000,000 threshold as "shares not subject to redemption." Previously the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.

Management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial business combination. Accordingly, the Company presents all redeemable Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses pro rata to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of stock share pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were not material to any previously presented financial statements.

As a result, the Company revised its previously filed financial statements to classify all of its Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable Class A ordinary shares at the Initial Public Offering resulted in a decrease of approximately $8.7 million in additional paid-in capital and a charge of approximately $36.6 million to accumulated deficit, as well as a reclassification of 4,532,289 Class A ordinary shares from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued IPO Balance Sheet and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation.

The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021, and June 30, 2021, is a reclassification of $24.6 million and $29.0 million, respectively, from total shareholders’ equity to Class A ordinary shares subject to possible redemption. The impact of the revision to the unaudited condensed statements of cash flows for the three months ended March 31, 2021 and the six months ended June 30, 2021, is an increase to the supplemental non-cash disclosure of initial value of Class A ordinary shares subject to possible redemption by $45.3 million and a decrease to the change in Class A ordinary shares subject to possible redemption by $20.7 million and $16.3 million, respectively. There is no impact to the reported amounts for the Company’s total assets, total liabilities, cash flows (except non-cash items), or operating results.

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Investments Held in Trust Account

At September 30, 2021, the assets held in the Trust Account were held in money market mutual funds which invest in U.S. Treasury securities. During the three months and nine months ended September 30, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Notes 5, 6, and 10) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Condensed Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statement of Operations in the period of change.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Transaction costs amounted to $17,586,741, of which $1,143,138 were allocated to expense associated with the warrant liability. Offering costs associated with the Class A ordinary shares were charged to temporary equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

All of the 31,000,000 Class A Ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require Ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2021, all shares of Class A Ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets, respectively.

The Class A ordinary shares subject to possible redemption reflected on the balance sheet as of September 30, 2021 is reconciled in the following table:

Gross Proceeds	$310,000,000
Less:
Proceeds allocated to public warrants	(20,150,000)
Class A ordinary shares issuance costs	(16,443,603)
Plus:
Accretion of carrying value to redemption value	36,593,603
Class A ordinary shares subject to possible redemption	$310,000,000

Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate of 15,800,000 Class A ordinary shares in the calculation of diluted income per ordinary share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted income per share is the same as basic income per share for the period presented.

Basic and diluted net income per ordinary share for Class A ordinary shares and Class B ordinary shares is calculated by dividing net income attributable to the Company by the weighted average number of Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Reconciliation of Net Income per Ordinary Share

The Company’s condensed statement of operations includes a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Accordingly, basic and diluted income per Class A ordinary shares and Class B ordinary shares is calculated as follows:

	For the Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Class A Ordinary Shares
Allocation of net income to Class A ordinary shares	$2,147,073	$11,941,787
Weighted Average Class A ordinary shares	31,000,000	27,706,690
Basic and diluted net income per share	$0.07	$0.43

Class B Ordinary Shares
Allocation of net income to Class B ordinary shares	$536,768	$3,329,223
Weighted Average Class B ordinary shares	7,750,000	7,724,359
Basic and diluted weighted average shares outstanding	$0.07	$0.43

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

See Note 10 for additional information on assets and liabilities measured at fair value on a recurring basis.

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

On February 23, 2021, the Company issued an unsecured promissory note (the “Note”) in the amount of up to $699,999 to certain affiliates of Constellation Sponsor GmbH & Co. KG (the “Sponsor”). The proceeds of the Note, which may be drawn down from time to time until the Company consummates its initial business combination, will be used as general working capital purposes. The Note bears no interest and is payable in full upon the earlier to occur of (i) twenty-four (24) months from the closing of the initial public offering (or such later date as may be extended in accordance with the terms of the Company’s memorandum and articles of association) or (ii) the consummation of the Company’s business combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the Note may be accelerated. The affiliates of the Sponsor had the option to convert any unpaid balance of the Note into private placement warrants (the “Conversion Warrants”), each warrant exercisable for one ordinary share of the Company at an exercise price of $1.50 per share. The terms of the Conversion Warrants would be identical to the warrants issued by the Company to affiliates of the Sponsor in a private placement that was consummated in connection with the Company’s initial public offering. The affiliates of the Sponsor shall be entitled to certain registration rights relating to the Conversion Warrants. On May 3, 2021, the Note was amended to remove the option to convert any unpaid balance of the Note into private placement warrants. As of September 30, 2021 and December 31, 2020, there were $0 outstanding under the Note, respectively.

Administrative Support Agreement

The Company has agreed, commencing on the date of the securities of the Company are first listed on The New York Stock Exchange (the “Listing Date”), to pay the Sponsor up to $10,000 per month for office space, utilities and secretarial and administrative support, and other obligations of the sponsor. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the nine months ended September 30, 2021, the Company has recorded no administrative service fees.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or any of its affiliates or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination company at a price of $1.50 per warrant at the option of the lender. As of September 30, 2021 and December 31, 2020, there were $0 outstanding under the Working Capital Loans, respectively.

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

Underwriting Agreement

The underwriter had a 45-day option from the date of the IPO to purchase up to an aggregate of 4,500,000 additional Units at the public offering price less the underwriting commissions to cover over-allotments, if any. On January 29, 2021, the underwriters partially exercised the over-allotment option to purchase 1,000,000 Units, and was paid an underwriting discount in aggregate of $6,200,000. As of March 15, 2021, the remaining over-allotment option expired.

Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO held in the Trust Account, or $10,850,000, upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Note 8 — Shareholders’ Equity (Deficit)

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At September 30, 2021 and December 31, 2020, there were no shares of preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2021 and December 31, 2020, there were 0 shares issued and outstanding, excluding 31,000,000 and no shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. At September 30, 2021 and December 31, 2020, there were 7,750,000 and 8,625,000 shares issued and outstanding, respectively.

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S Treasury Securities held in Trust Account	$310,037,509	$310,037,509	$—	$—
	$310,037,509	$310,037,509	$—	$—
Liabilities:
Public Warrant Liability	$6,896,367	$6,896,367	$—	$—
Private Warrant Liability	3,722,254	—	—	3,722,254
	$10,708,620	$6,896,367	$—	$3,722,254

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

The Company established the initial fair value for the Public Warrants on January 29, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model, and for the Private Warrants on January 29, 2021, using a Black Scholes Model. As of September 30, 2021, the fair value for the Private Warrants was estimated using a Black Scholes Model, and the fair value of the Public Warrants by reference to the quoted market price of the warrants. The Public and Private Warrants were classified as Level 3 at the initial measurement date, and the Private Warrants were classified as Level 3 as of September 30, 2021 due to the use of unobservable inputs. Transfers between levels are recognized at the end of each quarterly reporting period. As of March 31, 2021, the Public Warrants were reclassified from a Level 3 to a Level 1 classification due to use of the observed trading price of the separated Public Warrants.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Warrant Liabilities
Fair Value as of December 31, 2020	$-
Initial measurement on January 29, 2021	30,954,321
Change in fair value	(20,829,201)
Public Warrant Liability transferred to Level 1	(6,613,333)
Fair Value as of March 31, 2021	3,511,787
Change in fair value	1,468,347
Fair Value as of June 30, 2021	$4,980,134
Change in fair value	(1,127,880)
Fair Value as of September 30, 2021	$3,722,254

At September 30, 2021, the estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inherent in level 3 inputs assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary share warrants based on implied volatility from the Company's traded warrants and from historical volatility of select peer companies. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The key inputs into the Black Scholes Model as of September 30, 2021 were as follows:

Inputs	September 30, 2021
Risk-free interest rate	1.09%
Dividend rate	0.00%
Expected term remaining (years)	5.67
Volatility before Initial Business Combination	10.0%
Volatility after Initial Business Combination	11.9%
Stock price	$9.76
Exercise Price	$11.50

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based on this review, the Company determined no events have occurred that would require adjustments to the disclosures in the condensed financial statements.

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

Liquidity and Capital Resources

 As of September 30, 2021, the Company had approximately $484,000 in its operating bank account, and working capital of approximately $220,000.

If the Company's estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete an Initial Business Combination or because it becomes obligated to redeem a significant number of its public shares upon completion of an Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination.

The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these financial statements. In connection with the Company's assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” management has determined that the Company has access to funds from the Sponsor, which is described in Note 6, and the Sponsor has the financial ability to provide such funds, that are sufficient to fund the working capital needs of the Company until the earlier of the consummation of the Business Combination and one year from the date of issuance of these financial statements.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity from inception through September 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income and dividends on investments held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net income of approximately $2.7 million, which included a gain from the change in fair value of warrant liabilities of $3.6 million and a loss from operations of $0.9 million.

For the nine months ended September 30, 2021, we had a net income of approximately $15.3 million, which included by a gain from the change in fair value of warrant liabilities of $17.6 million, offset by a loss from operations of $1.3 million and offering cost expense allocated to warrants of $1.1 million.

Our business activities from inception to September 30, 2021 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

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

Class A Ordinary Shares Subject to Possible Redemption

All of the 31,000,000 Class A Ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require Ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2021 and December 31, 2020, all shares of Class A Ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets, respectively.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate of 15,800,000 Class A ordinary shares in the calculation of diluted income per ordinary share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted income per share is the same as basic income per share for the period presented.

Basic and diluted net income per ordinary share for Class A ordinary shares and Class B ordinary shares is calculated by dividing net income attributable to the Company by the weighted average number of Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Our management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the 2nd quarter of 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described below as well as any risks described in our final prospectus relating to the Initial Public Offering dated January 26, 2021 filed with the SEC on January 26, 2021 (the “Prospectus”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results and thus may have an adverse effect on the market price of our securities.

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 31,000,000 Public Warrants and 5,466,667 Private Placement Warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our condensed balance sheet as of September 30, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In November 2020, an executive officer purchased 8,625,000 shares of Class B ordinary shares for a capital contribution of $25,000, or approximately $0.003 per share. In December 2020, such 8,625,000 shares of the Company’s Class B ordinary shares were transferred to the Sponsor for $25,000, of which up to 1,125,0000 shares were subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. On January 29, 2021, the underwriters partially exercised their over-allotment option; hence, 250,000 Founder Shares are no longer subject to forfeiture and the Sponsor holds 7,800,000 Class B ordinary shares. In January 2021, our sponsor transferred 43,125 shares of Class B ordinary shares to each of our independent directors. In March 2021, each independent director forfeited 4,374 Class B ordinary shares as a result of the partial exercise of the underwriter’s overallotment option. Prior to the initial investment in the company of $25,000 by our Sponsor, the Company had no assets, tangible or intangible. The per share price was determined by dividing the amount of cash contributed to the company by the number of founder shares issued.

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

Dated: November 12, 2021