Form 10-Q/A
period 2021-09-30
Constellation Acquisition Corp I
filed 2021-12-21
CIK 1834032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of December 21, 2021, 31,000,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Explanatory Note

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Constellation Acquisition Corporation I, unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Constellation Acquisition Corporation I as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 12, 2021 (the “First Amended Filing”).

On November 12, 2021, Constellation Acquisition Corporation I (the “Company”) filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 Form 10-Q”), which included a Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Class A ordinary shares subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on January 29, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A ordinary shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. The Company’s management re-evaluated the conclusion and determined that the Class A ordinary shares subject to redemption included certain provisions that require classification of the Class A ordinary shares as temporary equity. As a result, management corrected the error by restating all Class A ordinary shares subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously financial statements in Note 2 to its Q3 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative reclassification in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was of such magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A ordinary shares and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.

Therefore, on December 21, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) unaudited interim financial statements included in the Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 27, 2021; and (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 11, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon.

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

CONSTELLATION ACQUISITION CORP I
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Class B Ordinary Shares		Additional Paid-in	(Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance as of December 31, 2020	8,625,000	$863	$24,137	$(3,143)	$21,857
Accretion of Class A ordinary shares subject to redemption	—	—	(24,137)	(36,569,466)	(36,593,603)
Forfeiture of Class B ordinary shares by initial shareholders	(875,000)	(88)	—	88	—
Net income	—	—	—	16,979,718	16,979,718
Balance as of March 31, 2021 (unaudited) (as restated)	7,750,000	$775	$—	$(19,592,803)	$(19,592,028)
Net loss	—	—	—	(4,392,549)	(4,392,549)
Balance as of June 30, 2021 (unaudited) (as restated)	7,750,000	$775	$—	$(23,985,352)	$(23,984,577)
Net income	—	—	—	2,683,841	2,683,841
Balance as of September 30, 2021 (unaudited)	7,750,000	$775	$—	$(21,301,511)	$(21,300,736)

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

Note 2 — Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary shares while also taking into account that a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the temporary equity should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also restated its income (loss) per ordinary share calculated to allocate net income (loss) pro rata to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss).

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the financial statement for the Affected Quarterly Periods should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this quarterly report.

Impact of the Restatement

The impact to the balance sheet as of March 31, 2021 and June 30, 2021 is presented below:

	As Reported	Adjustment	As Restated
Balance Sheet as of March 31, 2021 (per form 10-Q filed on May 27, 2021)
Ordinary shares subject to possible redemption	$285,407,970	$24,592,030	$310,000,000

Class A Ordinary shares, $0.0001 par value	246	(246)	—
Class B Ordinary shares, $0.0001 par value	775	—	775
Additional Paid in Capital	(11,977,594)	11,977,594	—
Retained Earnings (Accumulated Deficit)	16,979,575	(36,569,378)	(19,592,803)
Total Stockholders’ Equity (Deficit)	$5,000,002	$(24,592,030)	$(19,592,028)
Number of shares subject to redemption	28,540,797	2,459,203	31,000,000

Statement of Operations for the three months ended March 31, 2021 (per form 10-Q filed on May 27, 2021)
Weighted average shares outstanding, Class A ordinary shares basic and diluted	31,000,000	(9,988,889)	21,011,111
Basic and diluted net income per share, Class A ordinary shares	$—	$0.59	$0.59
Weighted average shares outstanding, Class B ordinary shares basic and diluted	7,671,348	(1,904)	7,669,444
Basic and diluted net income per share, Class B ordinary shares	$2.21	$(1.62)	$0.59

Statement of Cash Flows for the three months ended March 31, 2021 (per form 10-Q filed on May 27, 2021)
Initial value of Class A ordinary shares subject to possible redemption	$264,676,109	$(264,676,109)	$—
Change in value of Class A ordinary shares subject to possible redemption	$20,731,861	$(20,731,861)	$—

	As Reported	Adjustment	As Restated
Balance Sheet as of June 30, 2021 (per form 10-Q filed on August 11, 2021)
Ordinary shares subject to possible redemption	$281,015,420	$29,984,580	$310,000,000

Class A Ordinary shares, $0.0001 par value	290	(290)	—
Class B Ordinary shares, $0.0001 par value	775	—	775
Additional Paid in Capital	—	—	—
Retained Earnings (Accumulated Deficit)	4,998,939	(28,984,290)	(23,985,351)
Total Stockholders’ Equity (Deficit)	$5,000,004	$(28,984,580)	$(23,984,576)
Number of shares subject to redemption	28,101,542	2,898,458	31,000,000

Statement of Operations for the three months ended June 30, 2021 (per form 10-Q filed on August 11, 2021)
Weighted average shares outstanding, Class A ordinary shares basic and diluted	31,000,000	—	31,000,000
Basic and diluted net loss per share, Class A ordinary shares	$—	$(0.11)	$(0.11)
Weighted average shares outstanding, Class B ordinary shares basic and diluted	7,750,000	—	7,750,000
Basic and diluted net loss per share, Class B ordinary shares	$(0.57)	$0.46	$(0.11)

Statement of Operations for the six months ended June 30, 2021 (per form 10-Q filed on August 11, 2021)
Weighted average shares outstanding, Class A ordinary shares basic and diluted	31,000,000	(4,966,851)	26,033,149
Basic and diluted net income per share, Class A ordinary shares	$—	$0.37	$0.37
Weighted average shares outstanding, Class B ordinary shares basic and diluted	7,711,326	(1,381)	7,709,945
Basic and diluted net income per share, Class B ordinary shares	$1.63	$(1.26)	$0.37

Statement of Cash Flows for the six months ended June 30, 2021 (per form 10-Q filed on August 11, 2021)
Initial value of Class A ordinary shares subject to possible redemption	$264,676,109	$(264,676,109)	$—
Change in value of Class A ordinary shares subject to possible redemption	$16,339,311	$(16,339,311)	$—

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A Ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the Class A Ordinary shares subject to possible redemption are affected by charges against additional paid-in capital and accumulated deficit.

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

At September 30, 2021, the estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inherent in level 3 inputs assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary share warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer companies. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex equity and equity linked instruments. As disclosed in Note 2 to the financial statements, the Company incorrectly accounted for the Class A ordinary shares subject to possible redemption. The Class A Ordinary shares contain certain redemption provisions not solely within the control of the Company requiring them to be classified outside of permanent equity. The Company had previously classified a portion of the Class A Ordinary shares in permanent equity. The Company restated its financial statements to classify all of the Class A Ordinary shares subject to redemption as temporary equity and any related impact. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for complex equity and equity linked instruments. As disclosed in note 2, the Company incorrectly accounted for the Class A ordinary shares subject to possible redemption at the closing of our initial public offering and the restatement of our earnings per share calculation. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021. This material weakness resulted in a material misstatement of the initial carrying value of the Class A ordinary shares subject to possible redemption and the restatement of our earnings per share calculation for the affected periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the improper valuation of our Class A ordinary shares subject to possible redemption and the restatement of our earnings per share calculation, see Note 2 to the accompanying condensed financial statements, as well as Part I, Item 4: Controls and Procedures included in this Quarterly Report.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls, and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

By:	/s/ Thomas Stapp
	Name:	Thomas Stapp
	Title:	Chief Financial Officer

Dated: December 21, 2021