Form 10-Q
period 2022-03-31
Constellation Acquisition Corp I
filed 2022-05-13
CIK 1834032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, par value $0.0001 per share	CSTA	The New York Stock Exchange
Redeemable warrants, each one whole warrant exercisable for one share of Class A ordinary shares at an exercise price of $11.50	CSTA.WS	The New York Stock Exchange
Units, each consisting of one share of Class A ordinary shares and one-third of one redeemable warrant	CSTA.U	The New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 13, 2022, 31,000,000 shares of Class A ordinary shares, par value $0.0001 per share, and 7,750,000 shares of Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

CONSTELLATION ACQUISITION CORP I
Form 10-Q

For the Quarter Ended March 31, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED BALANCE SHEETS

	March 31 2022	December 31, 2021
	(unaudited)
Assets:
Current Assets:
Cash	$98,331	$223,378
Prepaid Expenses	339,704	404,737
Total current assets	438,035	628,115
		—
Prepaid expenses - noncurrent	—	26,396
Investments held in Trust Account	310,047,919	310,043,588
Total Assets	$310,485,954	$310,698,099

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current liabilities:
Accrued expenses	$724,308	$709,390
Promissory note – related party	—	—
Total current liabilities	724,308	709,390
Deferred underwriting fee	10,850,000	10,850,000
Warrant liability	5,239,901	9,983,299
Total Liabilities	16,814,209	21,542,689

Commitments and Contingencies (see Note 6)
Class A ordinary shares subject to possible redemption, 31,000,000 shares at redemption value ($10.00 per share) at March 31, 2022 and December 31, 2021	310,000,000	310,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding (excluding 31,000,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,750,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	775	775
Additional paid-in capital	—	—
Accumulated deficit	(16,329,030)	(20,845,365)
Total Shareholders’ Deficit	(16,328,255)	(20,844,590)
Total Liabilities and Shareholders’ Deficit	$310,485,954	$310,698,099

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
Formation and operating costs	$231,395	$121,659
Loss from Operations	(231,395)	(121,659)

Other income (expense):
Interest earned on cash and investments held in Trust Account	4,332	19,635
Offering costs allocated to warrants	—	(1,143,138)
Excess of fair value over cash received for private placement warrants	—	(2,604,321)
Change in fair value of warrant liability	4,743,398	20,829,201
Total other income, net	4,747,730	17,101,377

Net income	$4,516,335	$16,979,718

Weighted average shares outstanding, Class A ordinary shares	31,000,000	21,011,111
Basic and diluted net income per share, Class A ordinary shares	$0.12	$0.59
Weighted average shares outstanding, Class B ordinary shares	7,750,000	7,669,444
Basic and diluted net income per share, Class B ordinary shares	$0.12	$0.59

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2022

	Class B Ordinary Shares		Additional Paid-in	(Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit)	Deficit
Balance as of December 31, 2021	7,750,000	$775	$—	$(20,845,365)	$(20,844,590)

Net income	—	—	—	4,516,335	4,516,335
Balance as of March 31, 2022 (unaudited)	7,750,000	$775	$—	$(16,329,030)	$(16,328,255)

THREE MONTHS ENDED MARCH 31, 2021

	Class B Ordinary Shares		Additional Paid-in	(Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit)	Deficit
Balance as of December 31, 2020	8,625,000	$863	$24,137	$(3,143)	$21,857

Accretion of Class A ordinary shares subject to redemption	—	—	(24,137)	(36,569,466)	(36,593,603)

Forfeiture of Class B ordinary shares by initial shareholders	(875,000)	(88)	—	88	—

Net income	—	—	—	16,979,718	16,979,718
Balance as of March 31, 2021 (unaudited) (as restated)	7,750,000	$775	$—	$(19,592,803)	$(19,592,028)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$4,516,335	$16,979,718
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(4,332)	(19,635)
Offering costs allocated to warrants	—	1,143,138
Excess fair value over cash received for private placement warrants	—	2,604,321
Change in fair value of warrant liability	(4,743,398)	(20,829,201)
Changes in operating assets and liabilities:
Prepaid assets	65,033	(755,760)
Accrued expenses	14,918	38,991
Prepaid assets - noncurrent	26,396	—
Net cash used in operating activities	(125,048)	(838,428)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(310,000,000)
Net cash used in investing activities	—	(310,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriters’ fees	—	303,800,000
Proceeds from issuance of Private Placement Warrants	—	8,200,000
Proceeds from promissory note – related party	—	788,539
Repayment of promissory note – related party	—	(89,840)
Payment of offering costs	—	(513,584)
Net cash provided by financing activities	—	312,185,115
Net change in cash	(125,048)	1,346,687
Cash, beginning of the period	223,378	—
Cash, end of the period	$98,331	$1,346,687

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ discount payable	$—	$30,954,321

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Liquidity and Going Concern Consideration

As of March 31, 2022, the Company had approximately $98,331 in its operating bank account, and a negative working capital of approximately $286,273.

The Company is within 12 months of its mandatory liquidation as of the time of filing. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, January 29, 2023.

These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

As such, the management plans to consummate a business combination prior to the mandatory liquidation date. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete an Initial Business Combination or because it becomes obligated to redeem a significant number of its public shares upon completion of an Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future period.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Accordingly, actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market mutual funds which invest in U.S. Treasury securities. During the three months ended March 31, 2022 and 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts and trust account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Notes 3, 4, and 8) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Condensed Balance Sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statement of Operations in the period of change.

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

Class A Ordinary Shares Subject to Possible Redemption

All of the 31,000,000 Class A Ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require Ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at March 31, 2022 and December 31, 2021, all shares of Class A Ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets, respectively.

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

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets as of March 31, 2022 and December 31, 2021 are reconciled in the following table:

Gross Proceeds	$310,000,000
Less:
Proceeds allocated to public warrants	(20,150,000)
Class A ordinary shares issuance costs	(16,443,603)
Plus:
Accretion of carrying value to redemption value	36,593,603
Class A ordinary shares subject to possible redemption	$310,000,000

Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Basic and diluted net income per ordinary share for Class A ordinary shares and Class B ordinary shares is calculated by dividing net income attributable to the Company by the weighted average number of Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of ordinary shares. This presentation assumes a business combination as the most likely outcome. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Reconciliation of Net Income per Ordinary Share

The Company’s condensed statement of operations includes a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Accordingly, basic and diluted income per Class A ordinary shares and Class B ordinary shares is calculated as follows:

	For the Three Months Ended March 31,
	2022	2021
Class A Ordinary Shares
Allocation of net income to Class A ordinary shares	$3,613,068	$12,439,185
Weighted Average Class A ordinary shares	31,000,000	21,011,111
Basic and diluted net income per share	$0.12	$0.59

Class B Ordinary Shares
Allocation of net income to Class B ordinary shares	$903,267	$4,540,533
Weighted Average Class B ordinary shares	7,750,000	7,669,444
Basic and diluted weighted average shares outstanding	$0.12	$0.59

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

The Note bears no interest and is payable in full upon the earlier to occur of (i) twenty-four (24) months from the closing of the initial public offering (or such later date as may be extended in accordance with the terms of the Company’s memorandum and articles of association) or (ii) the consummation of the Company’s business combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the Note may be accelerated. The affiliates of the Sponsor had the option to convert any unpaid balance of the Note into private placement warrants (the “Conversion Warrants”), each warrant exercisable for one ordinary share of the Company at an exercise price of $1.50 per share. The terms of the Conversion Warrants would be identical to the warrants issued by the Company to affiliates of the Sponsor in a private placement that was consummated in connection with the Company’s initial public offering. The affiliates of the Sponsor shall be entitled to certain registration rights relating to the Conversion Warrants. On May 3, 2021, the Note was amended to remove the option to convert any unpaid balance of the Note into private placement warrants. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Note, respectively.

Administrative Support Agreement

As of January 26, 2021 the Company had agreed, commencing on the date of the securities of the Company are first listed on The New York Stock Exchange (the “Listing Date”), to pay the Sponsor up to $10,000 per month for office space, utilities and secretarial and administrative support, and other obligations of the sponsor. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and 2021, the sponsor agreed to waive such fees, and as such, the Company has recorded no administrative service fees.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or any of its affiliates or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination company at a price of $1.50 per warrant at the option of the lender. As of March 31, 2022 and December 31, 2021, there were $0 outstanding under the Working Capital Loans.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. On March 31, 2022 and December 31, 2021, there were no shares of preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. On March 31, 2022 and December 31, 2021, there were no shares issued and outstanding, excluding 31,000,000 and no shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On March 31, 2022 and December 31, 2021, there were 7,750,000 shares issued and outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	Level	December 31, 2021
Assets:
Investments held in Trust Account	1	$310,047,919	1	$310,043,588
Liabilities
Public Warrant Liability	1	$3,408,967	1	$6,510,000
Private Warrant Liability	3	$1,830,934	3	$3,473,299

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Condensed Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Condensed Statement of Operations.

The Company established the initial fair value for the Public Warrants on January 29, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model, and for the Private Warrants on January 29, 2021, using a Black Scholes Model. As of March 31, 2022 and December 31, 2021, the fair value for the Private Warrants was estimated using a Black Scholes Model, and the fair value of the Public Warrants by reference to the quoted market price of the warrants. The Public and Private Warrants were classified as Level 3 at the initial measurement date, and the Private Warrants were classified as Level 3 as of March 31, 2022 and December 31, 2021 due to the use of unobservable inputs. Transfers between levels are recognized at the end of each quarterly reporting period. As of March 31, 2021, the Public Warrants were reclassified from a Level 3 to a Level 1 classification due to use of the observed trading price of the separated Public Warrants.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Warrant Liabilities
Fair Value as of December 31, 2021	$3,473,299
Change in fair value	(1,642,365)
Fair Value as of March 31, 2022	$1,830,934

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair Value as of December 31, 2020	$-	$-	$-
Initial measurement on January 29, 2021	10,804,321	20,150,000	30,954,321
Change in fair value	(7,292,534)	(13,536,667)	(20,829,201)
Transfer to level 1	-	(6,613,333)	(6,613,333)
Fair Value as of March 31, 2021	$3,511,787	$-	$3,511,787

On March 31, 2022 and December 31, 2021, the estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inherent in level 3 inputs assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary share warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer companies. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The key inputs into the Black Scholes Model as of March 31, 2022 and December 31, 2021 were as follows:

Inputs	December 31, 2021	March 31, 2022
Risk-free interest rate	1.31%	2.42%
Dividend rate	0.00%	0.00%
Expected term remaining (years)	5.54	5.41
Volatility before Initial Business Combination	5.0%	5.0%
Share price	$9.76	$9.81
Exercise Price	$11.50	$11.50

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

We will only have 24 months from the closing of the Initial Public Offering, or January 29, 2023, to complete our initial Business Combination (the “Combination Period”). If we do not complete a Business Combination within this period of time, we will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Trust Account, including interest and not previously released to us to fund our working capital requirements (less taxes payable and up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of our net assets to our remaining shareholders, as part of our plan of dissolution and liquidation. Our Sponsor and our executive officers and independent director nominees (the “initial shareholders”) entered into a letter agreement with us, pursuant to which they have waived their rights to participate in any redemption with respect to their Founder Shares; however, if the initial shareholders or any of our officers, directors or affiliates acquire ordinary shares in or after the Initial Public Offering, they will be entitled to a pro rata share of the Trust Account upon our redemption or liquidation in the event we do not complete a Business Combination within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Initial Public Offering price per Unit in the Initial Public Offering.

Liquidity and Going Concern Consideration

As of March 31, 2022, the Company had approximately $98,331 in its operating bank account, and a negative working capital of approximately $286,273.

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

Results of Operations

Our entire activity from inception through March 31, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income and dividends on investments held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net income of approximately $4.5 million, which included a gain from the change in fair value of warrant liabilities of $4.7 million and a loss from operations of $0.23 million.

For the three months ended March 31, 2021, we had a net income of approximately $17.0 million, which included by a gain from the change in fair value of warrant liabilities of $20.8 million and interest earned on investments held in Trust Account of $0.02 million, offset by a loss from operations of $0.12 million, excess fair value over cash received for private warrants of $2.60 million and offering cost expense allocated to warrants of $1.15 million.

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

Except as set forth below, there have been no significant changes in our critical accounting policies as discussed in the filing on Form 10-K filed by us with the SEC on March 18, 2022.

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

Class A Ordinary Shares Subject to Possible Redemption

All of the 31,000,000 Class A Ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require Ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at March 31, 2022 and December 31, 2021, all shares of Class A Ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The Company’s condensed statement of operations applies the two-class method in calculating net income (loss) per share. Basic and diluted net income per ordinary share for Class A ordinary shares and Class B ordinary shares is calculated by dividing net income attributable to the Company by the weighted average number of Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of ordinary shares.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex equity and equity linked instruments. As disclosed in Note 2 to the financial statements, the Company incorrectly accounted for the Class A ordinary shares subject to possible redemption. The Class A Ordinary shares contain certain redemption provisions not solely within the control of the Company requiring them to be classified outside of permanent equity. The Company had previously classified a portion of the Class A Ordinary shares in permanent equity. The Company restated its financial statements to classify all of the Class A Ordinary shares subject to redemption as temporary equity and any related impact. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

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

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to complex financial instruments. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 18, 2022. Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our filing on Form 10-K filed with the SEC on March 18, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

Dated: May 13, 2022