Form 10-Q
period 2022-09-30
Constellation Acquisition Corp I
filed 2022-11-10
CIK 1834032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, 31,000,000 shares of Class A ordinary shares, par value $0.0001 per share, and 7,750,000 shares of Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

CONSTELLATION ACQUISITION CORP I
Form 10-Q

For the Quarter Ended September 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Assets:
Current Assets:
Cash	$118,567	$223,378
Prepaid expenses	157,563	404,737
Total current assets	276,130	628,115

Prepaid expenses - noncurrent	—	26,396
Investments held in Trust Account	311,894,535	310,043,588
Total Assets	$312,170,665	$310,698,099

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current liabilities:
Accrued expenses	$940,207	$709,390
Promissory notes – related party	258,780	—
Total current liabilities	1,198,987	709,390
Deferred underwriting fee	10,850,000	10,850,000
Warrant liability	717,320	9,983,299
Total Liabilities	12,766,307	21,542,689

Commitments and Contingencies (see Note 6)
Class A ordinary shares subject to possible redemption, 31,000,000 shares at redemption value at $10.06 and $10.00 per share as of September 30, 2022 and December 31, 2021, respectively	311,894,535	310,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 31,000,000 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,750,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	775	775
Additional paid-in capital	—	—
Accumulated deficit	(12,490,952)	(20,845,365)
Total Shareholders’ Deficit	(12,490,177)	(20,844,590)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$312,170,665	$310,698,099

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Formation and operating costs	$277,365	$901,995	$867,978	$1,264,741
Loss from Operations	(277,365)	(901,995)	(867,978)	(1,264,741)

Other income:
Interest earned on investments held in Trust Account	1,615,577	3,989	1,850,947	37,509
Offering costs allocated to warrants	—	—	—	(1,143,138)
Excess of fair value over cash received for private placement warrants	—	—	—	(2,604,321)
Change in fair value of warrant liability	1,514,949	3,581,847	9,265,979	20,245,701
Total other income, net	3,130,526	3,585,836	11,116,926	16,535,751

Net income	$2,853,161	$2,683,841	$10,248,948	$15,271,010

Weighted average shares outstanding, Class A ordinary shares	31,000,000	31,000,000	31,000,000	27,706,960
Basic and diluted net income per share, Class A ordinary shares	$0.07	$0.07	$0.26	$0.43
Weighted average shares outstanding, Class B ordinary shares	7,750,000	7,750,000	7,750,000	7,724,359
Basic and diluted net income per share, Class B ordinary shares	$0.07	$0.07	$0.26	$0.43

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	7,750,000	$775	$—	$(20,845,365)	$(20,844,590)
Net income	—	—	—	4,516,335	4,516,335
Balance as of March 31, 2022 (unaudited)	7,750,000	$775	$—	(16,329,030)	(16,328,255)
Accretion of Class A ordinary shares subject to redemption	—	—	—	(278,958)	(278,958)
Net income	—	—	—	2,879,452	2,879,452
Balance as of June 30, 2022 (unaudited)	7,750,000	775	—	(13,728,536)	(13,727,761)
Accretion of Class A ordinary shares subject to redemption	—	—	—	(1,615,577)	(1,615,577)
Net income	—	—	—	2,853,161	2,853,161
Balance as of September 30, 2022 (unaudited)	7,750,000	$775	$—	$(12,490,952)	$(12,490,177)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	8,625,000	$863	$24,137	$(3,143)	$21,857
Accretion of Class A ordinary shares subject to redemption	—	—	(24,137)	(36,569,466)	(36,593,603)
Forfeiture of Class B ordinary shares by initial shareholders	(875,000)	(88)	—	88	—
Net income	—	—	—	16,979,718	16,979,718
Balance as of March 31, 2021 (unaudited)	7,750,000	775	—	(19,592,803)	(19,592,028)
Net loss	—	—	—	(4,392,549)	(4,392,549)
Balance as of June 30, 2021 (unaudited)	7,750,000	775	—	(23,985,351)	(23,984,577)
Net income	—	—	—	2,683,841	2,683,841
Balance as of September 30, 2021 (unaudited)	7,750,000	$775	$—	$(21,301,511)	$(21,300,736)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$10,248,948	$15,271,010
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,850,947)	(37,509)
Offering costs allocated to warrants	—	1,143,138
Excess fair value over cash received for private placement warrants	—	2,604,321
Change in fair value of warrant liability	(9,265,979)	(20,245,701)
Changes in operating assets and liabilities:
Prepaid expenses	247,174	(537,763)
Accrued expenses	230,817	801,286
Prepaid expenses - noncurrent	26,396	—
Net cash used in operating activities	(363,591)	(1,001,218)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(310,000,000)
Net cash used in investing activities	—	(310,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriters’ fees	—	303,800,000
Proceeds from issuance of private placement warrants	—	8,200,000
Proceeds from promissory note – related party	258,780	788,539
Repayment of promissory note – related party	—	(789,839)
Payment of offering costs	—	(513,584)
Net cash provided by financing activities	258,780	311,485,116

Net change in cash	(104,811)	483,898
Cash, beginning of the period	223,378	—
Cash, end of the period	$118,567	$483,898

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ discount payable	$—	$10,850,000

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that it could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

Liquidity and Going Concern Consideration

As of September 30, 2022, the Company had approximately $118,567 in its operating bank account, and a working capital deficit of approximately $922,857.

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

As such, management plans to consummate a business combination prior to the mandatory liquidation date. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete an Initial Business Combination or because it becomes obligated to redeem a significant number of its public shares upon completion of an Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in Trust Account

At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market mutual funds which invest in U.S. Treasury securities. During the three and nine months ended September 30, 2022 and 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

Class A Ordinary Shares Subject to Possible Redemption

All of the 31,000,000 Class A Ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require Ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2022 and December 31, 2021, all shares of Class A Ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets as of September 30, 2022 and December 31, 2021 are reconciled in the following table:

Gross Proceeds	$310,000,000
Less:
Proceeds allocated to public warrants	(20,150,000)
Class A ordinary shares issuance costs	(16,443,603)
Plus:
Accretion of carrying value to redemption value	36,593,603
Class A ordinary shares subject to possible redemption as of December 31, 2021	310,000,000
Plus:
Accretion of carrying value to redemption value	—
Class A ordinary shares subject to possible redemption as of March 31, 2022	310,000,000
Plus:
Accretion of carrying value to redemption value	278,958
Class A ordinary shares subject to possible redemption as of June 30, 2022	310,278,958
Plus:
Accretion of carrying value to redemption value	1,615,577
Class A ordinary shares subject to possible redemption as of September 30, 2022	$311,894,535

Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate of 15,800,000 Class A ordinary shares in the calculation of diluted income per ordinary share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the periods presented.

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

Reconciliation of Net Income per Ordinary Share

The Company’s condensed statement of operations includes a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Accordingly, basic and diluted income per Class A ordinary shares and Class B ordinary shares is calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Class A Ordinary Shares
Allocation of net income to Class A ordinary shares subject to possible redemption	$2,282,529	$2,147,073	$8,199,158	$11,941,787
Weighted average Class A ordinary shares subject to possible redemption	31,000,000	31,000,000	31,000,000	27,706,690
Basic and diluted net income per share	$0.07	$0.07	$0.26	$0.43

Class B Ordinary Shares
Allocation of net income to Class B ordinary shares	$570,623	$536,768	$2,049,790	$3,329,223
Weighted average Class B ordinary shares	7,750,000	7,750,000	7,750,000	7,724,359
Basic and diluted net income per share	$0.07	$0.07	$0.26	$0.43

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

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820 (other than warrant liability) approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

Promissory Notes — Related Party

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

The Note bears no interest and is payable in full upon the earlier to occur of (i) twenty-four (24) months from the closing of the initial public offering (or such later date as may be extended in accordance with the terms of the Company’s memorandum and articles of association) or (ii) the consummation of the Company’s business combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the Note may be accelerated. The affiliates of the Sponsor had the option to convert any unpaid balance of the Note into private placement warrants (the “Conversion Warrants”), each warrant exercisable for one ordinary share of the Company at an exercise price of $1.50 per share. The terms of the Conversion Warrants would be identical to the warrants issued by the Company to affiliates of the Sponsor in a private placement that was consummated in connection with the Company’s initial public offering. The affiliates of the Sponsor shall be entitled to certain registration rights relating to the Conversion Warrants. On May 3, 2021, the Note was amended to remove the option to convert any unpaid balance of the Note into private placement warrants. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Note, respectively.

During the nine months ended September 30, 2022, the Company issued a number of unsecured promissory notes (the “Notes”) totaling $258,780 to certain executive officers and affiliates of the Company. The proceeds of the Notes will be used as general working capital purposes.

The Notes bear no interest and is payable in full upon the earlier to occur of (i) twenty-four (24) months from the closing of the initial public offering (or such later date as may be extended in accordance with the terms of the Company’s memorandum and articles of association) or (ii) the consummation of the Company’s business combination. Failure to pay the principals within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the Notes may be accelerated. As of September 30, 2022, $258,780 is outstanding under the Notes.

Administrative Support Agreement

As of January 26, 2021 the Company had agreed, commencing on the date of the securities of the Company are first listed on The New York Stock Exchange (the “Listing Date”), to pay the Sponsor up to $10,000 per month for office space, utilities and secretarial and administrative support, and other obligations of the sponsor. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022 and 2021, the sponsor agreed to waive such fees, and as such, the Company has recorded no administrative service fees.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or any of its affiliates or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination company at a price of $1.50 per warrant at the option of the lender. As of September 30, 2022 and December 31, 2021, there were no borrowings outstanding under the Working Capital Loans.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. On September 30, 2022 and December 31, 2021, there were no shares of preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. On September 30, 2022 and December 31, 2021, there were no shares issued and outstanding, excluding 31,000,000 and no shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On September 30, 2022 and December 31, 2021, there were 7,750,000 shares issued and outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	Level	December 31, 2021
Assets:
Investments held in Trust Account	1	$311,894,535	1	$310,043,588
Liabilities
Public Warrant Liability	2	$469,133	1	$6,510,000
Private Warrant Liability	3	$248,187	3	$3,473,299

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The Company established the initial fair value for the Public Warrants on January 29, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model, and for the Private Warrants on January 29, 2021, using a Black Scholes Model. As of September 30, 2022 and December 31, 2021, the fair value for the Private Warrants was estimated using a Black Scholes Model, and the fair value of the Public Warrants by reference to the quoted market price of the warrants. The Public and Private Warrants were classified as Level 3 at the initial measurement date, and the Private Warrants were classified as Level 3 as of September 30, 2022 and December 31, 2021 due to the use of unobservable inputs. Transfers between levels are recognized at the end of each quarterly reporting period. As of March 31, 2021, the Public Warrants were reclassified from a Level 3 to a Level 1 classification due to use of the observed trading price of the separated Public Warrants. The estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 fair value measurement during the three and nine months ended September 30, 2022 was $469,133.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement Warrants
Fair Value as of December 31, 2021	$3,473,299
Change in fair value	(1,642,365)
Fair Value as of March 31, 2022	1,830,934
Change in fair value	(1,021,565)
Fair Value as of June 30, 2022	809,369
Change in fair value	(561,182)
Fair Value as of September 30, 2022	$248,187

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair Value as of December 31, 2020	$—	$—	$—
Initial measurement on January 29, 2021	10,804,321	20,150,000	30,954,321
Change in fair value	(7,292,534)	(13,536,667)	(20,829,201)
Transfer to level 1	—	(6,613,333)	(6,613,333)
Fair Value as of March 31, 2021	3,511,787	—	3,511,787
Change in fair value	1,468,347	—	1,468,347
Fair Value as of June 30, 2021	4,980,134	—	4,980,134
Change in fair value	(1,257,880)	—	(1,257,880)
Fair Value as of September 30, 2021	$3,722,254	$—	$3,722,254

On September 30, 2022 and December 31, 2021, the estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inherent in level 3 inputs assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary share warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer companies. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The key inputs into the Black Scholes Model as of September 30, 2022 and December 31, 2021 were as follows:

Inputs	September 30, 2022	December 31, 2021
Risk-free interest rate	4.05%	1.31%
Dividend rate	0.00%	0.00%
Expected term remaining (years)	5.00	5.54
Volatility before Initial Business Combination	1.5%	5.0%
Share price	$9.93	$9.76
Exercise price	$11.50	$11.50

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

Liquidity and Going Concern Consideration

As of September 30, 2022, the Company had approximately $118,567 in its operating bank account, and a working capital of approximately deficit of $922,857.

The Company is within 12 months of its mandatory liquidation as of the time of filing this 10Q. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, January 29, 2023.

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

Results of Operations

Our entire activity from inception through September 30, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income and dividends on investments held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of approximately $2.9 million, which included a gain from the change in fair value of warrant liabilities of $1.5 million and interest earned on investments held in Trust Account of $1.6 million, offset by a loss from operations of $0.28 million.

For the nine months ended September 30, 2022, we had a net income of approximately $10.2 million, which included a gain from the change in fair value of warrant liabilities of $9.3 million and interest earned on investments held in Trust Account of $1.9 million, offset by a loss from operations of $0.87 million.

For the three months ended September 30, 2021, we had a net income of approximately $2.7 million, which included a gain from the change in fair value of warrant liabilities of $3.6 million and interest earned on investments held in Trust Account of $3,989, offset by a loss from operations of $0.9 million.

For the nine months ended September 30, 2021, we had a net income of approximately $15.3 million, which included by a gain from the change in fair value of warrant liabilities of $20.2 million and interest earned on investments held in Trust Account of $0.04 million, offset by a loss from operations of $1.3 million, excess in fair value from warrant liabilities of $2.6 million and offering cost expense allocated to warrants of $1.1 million.

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

Class A Ordinary Shares Subject to Possible Redemption

All of the 31,000,000 Class A Ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require Ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2022 and December 31, 2021, all shares of Class A Ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.

The Company’s condensed statement of operations applies the two-class method in calculating net income per share. Basic and diluted net income per ordinary share for Class A ordinary shares and Class B ordinary shares is calculated by dividing net income attributable to the Company by the weighted average number of Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of ordinary shares.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 10, 2022