Form 10-K
period 2022-12-31
Constellation Acquisition Corp I
filed 2023-03-31
CIK 1834032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

200 Park Avenue,

32nd Floor

New York, NY, 10166

(Address of Principal Executive
Offices, including zip code)

(646) 585-8975
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

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

As of June 30, 2022 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date was 304,730,000 based upon the closing price reported for such date on the New York Stock Exchange (the “NYSE”).

As of March 30, 2023, 4,493,843 Class A ordinary shares, par value $0.0001 per share, and 7,750,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively

DOCUMENTS INCORPORATED BY REFERENCE

None

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”), references to:

“we,” “us,” “our,” “company,” “our company” or “Constellation” are to Constellation Acquisition Corp I, a Cayman Islands exempted company;

“amended and restated memorandum and articles of association” are to our Amended and Restated Memorandum and Articles of Association;

“Articles Extension Date” are to April 29, 2023, as a result of the extension general meeting held on January 24, 2023;

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

“initial shareholders” are to our initial shareholders, including directors that hold shares directly, and other holders of our founders shares prior to our initial public offering;

“IPO” is the initial public offering of the securities of Constellation Acquisition Corp I on January 29, 2021.

“letter agreement” refers to the letter agreement entered into between us and our initial shareholders, directors and officers on January 26, 2021 and amended on January 30, 2023 by and among us, Sponsor, certain officers and directors and other parties thereto;

“management” or our “management team” are to our officers and directors;

“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

“original termination date” are to January 29, 2023;

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

“sponsor” or “Sponsor” are to Constellation Sponsor GmbH & Co. KG a German Limited Partnership, prior to the sponsor handover and Constellation Sponsor LP, a newly formed Delaware Limited Partnership, after the sponsor handover, the managers of which are Chandra R. Patel, Richard C. Davis and Jarett Goldman;

“Termination Date” are to the date by which we are required to consummate a business combination pursuant to our amended and restated memorandum and articles of association;

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

Some of the statements contained in this Annual Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial business combination due to the uncertainty resulting from any future pandemic or another surge of COVID-19;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ liquidity and trading;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

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

PART I

Item 1. Business

Introduction

We are a blank check company incorporated in the Cayman Islands and formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. We intend to seek a business combination with a target that is at the forefront of change in one of several rapidly changing segments of the global economy. We intend to effectuate our business combination using cash derived from the proceeds of the Initial Public Offering and the sale of the private placement warrants, our shares, debt or a combination of cash, shares and debt.

Constellation, led by Chandra R. Patel, is on the mission of supporting a target that is focused on bringing change to a rapidly changing segment of the global economy by sharing our expertise and multi-disciplinary, complementary know-how across a variety of industries and geographies. We believe that the businesses with the greatest propensity for long-term value creation seek partners who are themselves proven value builders and have demonstrated success in ushering companies from private to public operating environments.

Company History

On November 23, 2020, one of our officers at the time purchased an aggregate of 8,625,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. On December 23, 2020, the Founder Shares were assigned to our Sponsor for the same purchase price that was initially paid by one of our officers. Our Founder Shares will automatically convert into Constellation Class A Ordinary Shares, on a one-for-one basis, upon the completion of a business combination. The number of Founder Shares issued was determined based on the expectation that the Founder Shares would represent 63.3% of the issued and outstanding ordinary shares upon completion of the IPO.

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

On January 24, 2023, we held an Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 26,506,157 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.167 per share, for an aggregate redemption amount of approximately $269,485,746. After the satisfaction of such redemptions, the balance in our trust account was approximately $46,138,503. On February 13, 2022, a total of $46,600,678.12 (the remaining trust balance), was placed in a U.S.-based trust account at Citibank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee.

In connection with the closing of the transactions contemplated by the Investment Agreement, on January 26, 2023, the Sponsor underwent a reorganization pursuant to which the limited partners of Constellation Sponsor GmbH & Co. KG transferred all of their limited partnership interests to Constellation Sponsor LP, a newly formed Delaware limited partnership. On January 26, 2023, the Sponsor was liquidated pursuant to applicable law by the retirement of the general partner of the Sponsor (the second to last partner of the Sponsor) and all securities held by the Sponsor were distributed by operation of law to its sole remaining limited partner, Constellation Sponsor LP, following which, on January 30, 2023, control of the Sponsor was transferred to affiliates of Antarctica Capital Partners, LLC.

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

In addition, our founders, officers and directors, are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, our founders, officers and directors have, and will have in the future, time and attention requirements for current and future investment funds, accounts and co-investment vehicles.

Corporate Information

Our executive offices are located at 200 Park Avenue, 32nd Floor New York, NY, 10166. Our website is https://constellationacquisition.com/. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this proxy statement/prospectus or the registration statement of which this proxy statement/prospectus is a part.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250 million as of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during the most recently completed fiscal year and the market value of our ordinary shares held by non-affiliates is equal to or exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

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

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. On January 24, 2023, we held an Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 26,506,157 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.167 per share, for an aggregate redemption amount of approximately $269,485,746. After the satisfaction of such redemptions, the balance in our trust account was approximately $46,138,503. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

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

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, market analysis, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

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

Under NYSE’s listing rules, shareholder approval would typically be required for our initial business combination if, for example:

●	We issue ordinary shares that will be equal to or in excess of 20%

●	of the number of our ordinary shares then-outstanding (other than in a public offering);

●	Any of our directors, officers or substantial security holder (as defined by NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or

●	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

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

Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9 (a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

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

Our sponsor and our team have entered into an agreement with us, pursuant to which they agreed to waive their redemption rights with respect to their founder shares, private placement warrants and any public shares purchased during or after IPO in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within by the date by which we are required to consummate a business combination pursuant to our amended and restated memorandum and articles of association (the “Termination Date”), or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity.

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

If we seek shareholder approval, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our team agreed to vote their founder shares and public shares purchased during or after the IPO in favor of our initial business combination. As a result, in addition to our initial shareholder’s founder shares, we would need none of our currently outstanding public shares to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and our team have entered into an agreement with us, pursuant to which they agreed to waive their redemption rights with respect to their founder shares and any public shares purchased during or after the IPO in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target by the Termination Date.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provides that we will have until the Termination Date to consummate an initial business combination. If we do not consummate an initial business combination by the Termination Date, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination by the Termination Date. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination by the Termination Date (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination by the Termination Date).

Our sponsor, executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A)that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not consummate an initial business combination by the Termination Date from the closing of the IPO, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, and (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by the Termination Date, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Conflicts of Interest

Any of our officers and directors may have additional fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity.

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

Facilities

We currently maintain our executive offices at 200 Park Avenue, 32nd Floor New York, NY, 10166. The cost for our use of this space is included in the fee of up to $10,000 per month that we have paid to our sponsor and that we have paid to our sponsor and will continue to pay to our New Sponsor for office space, administrative and support services, and other obligations of our sponsor. We consider our current office space adequate for our current operations.

Employees

We currently have four executive officers—Chandra R. Patel, Richard C. Davis, Jarett Goldman and Graeme Shaw. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

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

Risks Relating to Liquidity and Going Concern

As of December 31, 2022, the Company had $37,743 in its operating bank account, and a working capital deficit of $1,161,579.

The Company is within 12 months of its mandatory liquidation as of the time of filing. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the Termination Date.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

As such, management plans to consummate a business combination prior to the mandatory liquidation date. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete an Initial Business Combination or because it becomes obligated to redeem a significant number of its public shares upon completion of an Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination

Risks Relating to Searching for and Consummating a Business Combination

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

Our Sponsor owned, on an as-converted basis, 20% of our issued and outstanding ordinary shares immediately following the completion of our initial public offering. On January 24, 2023, we held an Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 26,506,157 Class A ordinary shares of the Company properly exercised their right to redeem their shares. Accordingly, our initial shareholders currently own, on an as-converted basis, approximately 63.3% of our outstanding ordinary shares. Our sponsor and members of our team also may from time to time purchase Class A ordinary shares prior to the completion of our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company.

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

The requirement that we consummate an initial business combination by the Termination Date, may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination by the Termination Date.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing effects of the coronavirus (COVID-19) pandemic and the status of debt and equity markets.

In March 2020, the World Health Organization declared novel coronavirus disease 2019 (COVID-19) a global pandemic. The COVID-19 pandemic negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels, all of which may become heightened concerns upon a second wave of infection or future developments. In addition, the pandemic resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. The COVID-19 pandemic has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected.

Despite the loosening of COVID-19 measures in 2022, we may be unable to complete a business combination if concerns relating to COVID-19 reintroduce restrictions to travel, limiting the ability to have meetings with potential investors or the target business’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. If the disruptions posed by COVID-19 re-emerge or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by the re-emergence of COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

We depend on a variety of U.S. and multi-national financial institutions to provide us with banking services. The default or failure of one or more of the financial institutions that we rely on may adversely affect our business and financial condition.

We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of the failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our liquidity, business and financial condition.

We may not be able to consummate an initial business combination by the Termination Date, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination by the Termination Date after the closing of the IPO. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic may continue to negatively impact businesses we may seek to acquire. In addition, the current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the current administration, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China or an escalation in the current conflict between Russia and Ukraine, could lead to disruption, instability and volatility in the global markets. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

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

If we do not consummate an initial business combination by the Termination Date, our public shareholders may be forced to wait beyond the Termination Date before redemption from our trust account.

If we do not consummate an initial business combination within 24 months from the closing of the IPO, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the Termination Date, before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

The net proceeds from the IPO and the sale of the private placement warrants provided us with $299,150,000 that we may use to complete our initial business combination (after taking into account the $10,850,000 of deferred underwriting commissions being held in the trust account and the estimated expenses of the IPO). On January 24, 2023, we held an Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 26,506,157 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.167 per share, for an aggregate redemption amount of approximately $269,485,746. After the satisfaction of such redemptions, the balance in our trust account was approximately $46,138,503.

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

The federal proxy rules require that a proxy statement with respect to a vote on our proposed business combination include historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination by the Termination Date.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, and (iii) the redemption of our public shares if we have not consummated an initial business by the Termination Date. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by the Termination Date, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

If the net proceeds of the IPO and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until the Termination Date, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or team to fund our search and to complete our initial business combination.

Of the net proceeds of the IPO and the sale of the private placement warrants, only $1,000,000 will be available to us initially outside the trust account to fund our working capital requirements. We believe that, since the closing of the IPO, the funds available to us outside of the trust account, together with funds available from loans from our sponsor, members of our team or any of their affiliates will be sufficient to allow us to operate until at least the Termination Date; however, our estimate may not be accurate, and our sponsor, members of our team or any of their affiliates are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by our team to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our team is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination by the Termination Date, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to the registration statement of which this Annual Report on Form 10-K forms a part, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (excluding our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of the date of this Report, there were 195,506,157 and 2,250,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our initial business combination as described herein and in our amended and restated memorandum and articles of association. Immediately after the IPO, there were no preference shares issued and outstanding.

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

The founder shares will automatically convert into Class A ordinary shares on the first business day following the consummation of our initial business combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 63.3% of the sum of (i) the total number of ordinary shares issued and outstanding following the Extension Meeting, plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, members of our team or any of their affiliates upon conversion of working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

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

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 31,000,000 Public Warrants and 5,466,667 Private Placement Warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our condensed balance sheets as of December 31, 2022 and 2021 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The IPO is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date, (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, and (iii) the redemption of our public shares if we have not consummated an initial business by the Termination Date. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250 million as of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during the most recently completed fiscal year and the market value of our ordinary shares held by non-affiliates is equal to or exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

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

On November 20, 2020 our sponsor paid $25,000, or approximately $0.003 per share, to cover for certain offering costs in consideration for 8,625,000 founder shares. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, affiliates of our sponsor have committed, pursuant to a written agreement, to purchase 5,466,667 private placement warrants, at a purchase price of $8,200,000, in a private placement that will close simultaneously with the closing of the IPO. If we do not consummate an initial business by the Termination Date, the private placement warrants (and the underlying securities) will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the Termination Date nears, which is the deadline for our consummation of an initial business combination.

Our team may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-business combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post- business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-business combination company owns 50% or more of the voting securities of the target, our shareholders prior to the completion of our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our team will not be able to maintain control of the target business.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate a business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the IPO and the sale of the private placement warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by holders representing at least two-thirds of our issued and outstanding Class B ordinary shares. Our initial shareholders, and their permitted transferees, if any, who will collectively beneficially own, on an as-converted basis, 63.3% of our Class A ordinary shares following the Extension Meeting, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity; unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, this agreement and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers, directors or director nominees for any breach of this agreement. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Following the Extension Meeting, our initial shareholders own, on an as-converted basis, 63.3% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchases any units in the IPO or if our initial shareholders purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

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

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this Annual Report, but requires the approval by the holders of at least 50% of the then- outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant. We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

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

Following our initial business combination, our team may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resourcesness combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resourc becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Property

We currently maintain our executive offices at 200 Park Avenue, 32nd Floor New York, NY, 10166. The cost for the space is included in the up to $10,000 monthly fee that we pay our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

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

(b) Holders

On March 30, 2023, there was 1 holder of record of our Units, 1 holder of record of our Class A ordinary shares, 4 holders of record of our Class B ordinary shares, 1 holder of record of our public warrants, and 1 holder of record of our private placement warrants.

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

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

In November 2020, we issued an aggregate of 8,625,000 Class B ordinary shares to one of our officers for an aggregate purchase price of $25,000 (the “founder shares”). In December 2020, the founder shares were assigned to our sponsor for the same purchase price initially paid by one of our officers. In January 2021, our sponsor transferred 129,375 founder shares to our independent directors. In March 2021, each independent director forfeited 4,375 founder shares and our sponsor forfeited 861,875 founder shares. On January 26, 2023, the Sponsor underwent a reorganization pursuant to which the limited partners of the Sponsor transferred all of their limited partnership interests to New Sponsor. On January 30, 2023, Klaus Kleinfeld, Hugo Banziger, Vesna Nevistic, Martin Weckwerth and Charles Stonehill tendered their resignations as directors of the Company. As a result, our New Sponsor now owns 7,633,750 founder shares and the independent directors each own 38,750 founder shares.

The founder shares will automatically convert into Class A ordinary shares on the first business day following the completion of our initial business combination on a one-for-one basis, subject to certain adjustments. In the case that additional Class A ordinary shares, or equity-linked securities convertible or exercisable for Class A ordinary shares, are issued or deemed issued in excess of the amounts issued in our initial public offering and related to the closing of our initial business combination, the ratio at which founder shares will convert into Class A ordinary shares will be adjusted (subject to waiver by holders of a majority of the Class B ordinary shares then in issue) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 63.3% of the sum of our ordinary shares issued and outstanding following the Extension Meeting plus the number of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with our initial business combination (net of redemptions), excluding the representative shares and any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in our initial business combination and any private placement warrants issued to our sponsor, an affiliate of our sponsor or any of our officers or directors.

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

Our sponsor purchased 5,466,667 private placement warrants at a price of $1.50 per warrant in a private placement that occurred concurrently with the closing of our initial public offering and generated gross proceeds of $8,200,000. Each private placement warrant is exercisable for one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the private placement warrants were added to the net proceeds from the initial public offering held in the trust account. If we do not complete a business combination by the Termination Date, the private placement warrants will expire worthless. The private placement warrants are non-redeemable and exercisable on a cashless basis so long as they are held by our sponsor or its permitted transferees. The sale of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

Of the $318,200,000 in proceeds we received from our initial public offering and the sale of the private placement warrants, a total of $310,000,000, including $10,850,000 payable to the underwriter for deferred underwriting commissions, was placed in a U.S.-based trust account maintained by Continental Stock Transfer& Trust Company, acting as trustee.

There has been no material change in the planned use of proceeds from such use as described in the company’s final prospectus (File No. 333- 251974), dated January 26, 2021, which was declared effective by the SEC on January 28, 2021.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On January 24, 2023, we held an Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 26,506,157 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.167 per share, for an aggregate redemption amount of approximately $269,485,746. After the satisfaction of such redemptions, the balance in our trust account was approximately $46,138,503.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Going Concern Consideration

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Since the closing of the Initial Public Offering and the Private Placement, $310.00 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in the Trust Account and was invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

We will only have until the Termination Date to complete our initial Business Combination (the “Combination Period”). If we do not complete a Business Combination within this period of time, we will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Trust Account, including interest and not previously released to us to fund our working capital requirements (less taxes payable and up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of our net assets to our remaining shareholders, as part of our plan of dissolution and liquidation. Our Sponsor and our executive officers and independent director nominees (the “initial shareholders”) entered into a letter agreement with us, pursuant to which they have waived their rights to participate in any redemption with respect to their Founder Shares; however, if the initial shareholders or any of our officers, directors or affiliates acquire ordinary shares in or after the Initial Public Offering, they will be entitled to a pro rata share of the Trust Account upon our redemption or liquidation in the event we do not complete a Business Combination within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Initial Public Offering price per Unit in the Initial Public Offering.

On January 27, 2023, the Company held the Extension Meeting to amend the Company’s amended and restated memorandum and articles of association (the “Articles Amendment”) to extend the date by which the Company has to consummate a business combination from the Original Termination Date to the Articles Extension Date and to allow the Company, without another shareholder vote, to elect to extend the date to consummate a business combination on a monthly basis for up to nine times by an additional one month each time after the Articles Extension Date, by resolution of the Company’s board of directors if requested by the Sponsor, and upon five days’ advance notice prior to the applicable new Termination Date of January 29, 2024, or a total of up to twelve months after the Original Termination Date, unless the closing of the Company’s initial business combination shall have occurred prior to such date (the “Extension Amendment Proposal”). The shareholders of the Company approved the Extension Amendment Proposal at the Extension Meeting and on January 31, 2023, the Company filed the Articles Amendment with the Registrar of Companies of the Cayman Islands.

Liquidity and Going Concern Consideration

As of December 31, 2022, the Company had $37,743 in its operating bank account and a working capital deficit of $1,161,579.

The Company is within 12 months of its mandatory liquidation as of the time of filing this 10K. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the Termination Date.

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

On January 24, 2023, we held an Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 26,506,157 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.167 per share, for an aggregate redemption amount of approximately $269,485,746. After the satisfaction of such redemptions, the balance in our trust account was approximately $46,138,503.

Results of Operations

Our entire activity from inception through December 31, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income and dividends on investments held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of approximately $12.88 million, which included a gain from the change in fair value of warrant liability of $9.5 million and interest earned on cash and investments held in Trust Account of $4.47 million, offset by a loss from operations of $1.1 million.

For the year ended December 31, 2021, we had a net income of approximately $15.73 million, which included a gain from the change in fair value of warrant liability of $20.97 million and interest earned on cash and investments held in Trust Account of $0.04 million, offset by a loss from operations of $1.54 million, excess fair value over cash received for private warrants of $2.60 million and offering cost expense allocated to warrants of $1.15 million.

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

Critical Accounting Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As of the reporting period we have not identified any critical accounting estimates.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Name	Age	Position
Officers
Chandra R. Patel	57	Chief Executive Officer
Richard C. Davis	57	President
Jarett Goldman	36	Chief Financial Officer
Graeme Shaw	52	Chief Technology Officer
Directors
Chandra R. Patel	57	Chairman and Director
Richard C. Davis	56	Director
Heiko Faass	47	Independent Director
Nicole Schepanek	48	Independent Director
Bob Stefanowski	60	Independent Director

Management

Chandra R. Patel is the founder of Antarctica Capital and has served as the managing partner of Antarctica Capital since 2010. Antarctica Capital is an international private equity firm headquartered in New York with offices in the UK and India. Mr. Patel is responsible for Antarctica Capital’s strategic direction and core relationships and leads the firm’s key expansion initiatives. He developed the real assets business for Antarctica Capital and its SIGA®, SARO® and SEREY™ investment strategies. Mr. Patel co-founded Antarctica Capital’s private equity business and raised its first real estate fund. Mr. Patel has served as the Chief Executive Officer and Chairman of the board of Global Partner Acquisition Corp. II (“GPAC”) since January 2023. Mr. Patel served as the chairman of the board of directors of Endurance Acquisition Corp. (“Endurance”) from April 2021 until the completion of its business combination with SatixFy Communications Ltd. (“SatixFy”) in October 2022. Previously, he invested in a portfolio of companies in technology and healthcare, and he was involved in a number of cross-border transactions and policy initiatives. Mr. Patel also founded and held senior management positions at a variety of technology and information services companies and was an associate at a leading New York law firm. He sits on the boards of Weddell Re and EarthDaily Analytics Corp. Mr. Patel graduated from the University of Kansas (Bachelors of Arts), Summa Cum Laude, London School of Economics (Master of Science), and Boston College (Juris Doctor). We believe that Mr. Patel is well qualified to serve on our board due to his extensive experience in private equity transactions and as the founder and managing partner of Antarctica Capital.

Richard C. Davis is a highly experienced executive with over 25 years of experience in corporate finance, private equity and the space industry. Mr. Davis has served as the President of GPAC since January 2023. Mr. Davis has served as a member of the board of SatixFy since October 2022. Prior to that, he served as the chief executive officer and a member of the board of directors of Endurance from April 2021 until the completion of its business combination with SatixFy in October 2022. Since March 2021, he has served as a managing director of ADP. He is also a founder and managing member of ArgoSat Advisors, a premier global advisory firm focused on the space industry that was founded in 2009. As part of his duties with ArgoSat, Mr. Davis sits on the board of Sky and Space Corporation. Prior to ArgoSat, Mr. Davis was president, and later interim-CFO, for ProtoStar, a communications satellite operator which raised over $500 million and launched two DTH satellites over Asia. Earlier in his career, Mr. Davis was a private equity investor Principal at VantagePoint Venture Partners, a private equity and venture capital firm with $4 billion of assets under management. His focus was on media/telecom as well as semiconductors/semiconductor capital equipment. Before that he was a vice president and founding member of the Lehman Brothers Communication Fund which was an $800 million private equity fund focused on communications infrastructure investments. In these roles, Mr. Davis was involved in equity and debt investments, asset acquisitions and dispositions and mergers and other business combinations or spin-offs for approximately two dozen companies in various investment lifecycle stages. Mr. Davis started his corporate finance career as an associate at Salomon Brothers. Mr. Davis was formerly an instructor pilot in the United States Air Force. He received his B.S. in Astrophysics (cum laude) from the University of Minnesota, and his MBA from the University of Virginia. We believe that Mr. Davis is well qualified to serve on our board due to his extensive experience in private equity transactions.

Jarett Goldman is an experienced investment professional with 15+ years of global experience in corporate finance, principal investing, and capital markets. Mr. Goldman has served as the Chief Financial Officer of GPAC since January 2023. Mr. Goldman is currently a director at Antarctica Capital and is responsible for transaction execution, asset management and business development within the firm’s digital infrastructure and real assets-focused investment strategies. He possesses experience across capital markets, investment, and business development roles with a recent focus on digital, transportation, and space infrastructure. Prior to his role at Antarctica Capital, Mr. Goldman held a number of positions at Citi in New York and Hong Kong. In his last position he served as a vice president and regional product head for Citi’s Issuer Services business in Asia Pacific, with full P&L responsibility over 18 countries and oversight over strategy, product development, transaction structuring, marketing, operations, technology and financial management. Mr. Goldman holds a Bachelor of Science in Policy Analysis and Management and Mandarin Chinese from Cornell University and a Master of Business Administration from Columbia Business School.

Graeme Shaw is an innovative, respected technologist and business strategist with over two decades of progressive experience in the aerospace and telecommunications industries. An expert in satellite engineering, telecommunications and business development, Dr. Shaw has extensive global experience in conceiving, designing, selling, buying, financing, managing, monitoring and operating satellite and technology projects. Mr. Shaw has served as the Chief Technology Officer of GPAC since January 2023. Mr. Shaw served as the chief technology officer of Endurance from September 2021 until the completion of its business combination with SatixFy in October 2022. Since March 2021, he has served as a managing director of ADP. He is also a founder and managing member of ArgoSat Advisors, a premier global advisory firm focused on the space industry that was founded in 2009. As part of his duties with ArgoSat, Dr. Shaw supports clients in leading the design, development, procurement and management of many new satellite projects and financings. He acts as technical advisor to financial sector clients to provide due diligence on multibillion-dollar investments or M&A transactions. Prior to ArgoSat, Dr. Shaw served as senior director of business development for Orbital Sciences Corporation where he led the Asia Pacific sales activities. Dr. Shaw has ScD and SM degrees in Aeronautics/Astronautics from the Massachusetts Institute of Technology and a BEng degree from Imperial College, London.

Board of Directors

Heiko Faass is an experienced entrepreneur, advisor and private investor across Europe, United States and Latin America with over 20 years of vast experience in principal investing, turnaround and special situations, capital markets and corporate management. Since November 2014, Mr. Faass has served and continues to serve as Chief Executive Officer of Ferrer Faass & Co, LLC, a Corporate Advisory firm and Private Equity Fund Manager in the US Commonwealth of San Juan, PR, ,. In addition, since November 2015, Mr. Faass has been overseeing strategic management as Chief Executive Officer of Latin Media House, LLC, a leading Latino-publisher of print and online media in Spanish and English with a 50 year history. From 2008 to 2012, he served as Chief Executive Officer of a joint venture to develop a $400 million dollar health luxury resort overseeing all aspects from business planning, capital raising and development planning for a hotel complex, several hundred apartments and villas. Prior to that, from 2001-2005, Mr. Faass served as the co-founder and manager of a M&A Boutique Firm in Frankfurt, Germany, where he was responsible for deal generation and overseeing all operations. Mr. Faass has held Management and Partner positions across a series of industries, sizes and in Germany and the United States. He has been involved in the origination, review, structuring and execution of transactions from startups to restructuring cases to large real estate and real estate developments with a special focus on technology, manufacturing, commercial real estate and real estate development. Mr. Faass is a Member of the CFA Institute and the CFA Society of Miami and is fluent in German, English and Spanish.

We believe that Mr. Faass is well qualified to serve on our board due to his extensive experience as founder and executive of a series of companies and his experience in private equity and real estate transactions.

Nicole Schepanek has a long history in management positions and in supervisory roles for companies. Since 2021, Ms. Schepanek has been the managing partner and co-founder of Aureus Capital, an active private equity investor with a focus on B2B financial services companies with a tech angle and a corporate finance advisor for fast-growing companies, especially in the financial services sector, housed in the Berlin, Germany office in Schönefeld. From 2018 to 2021, Ms. Schepanek was managing director and partner in the New York City, USA office of the Boston Consulting Group. In this role, Ms. Schepanek focused on strategic finance, risk, and capital management, as well as strategy, (digital) innovation, and strategic M&A topics of Tier I insurance and banking groups. Prior to this, Ms. Schepanek established Aureus Advisory in 2010, a consulting boutique that provided both traditional consulting and digital advisory support, which she ran until 2018. The Tier I insurance and banking groups that Aureus Advisory supported spanned clients located in France, Germany, Italy, Switzerland, United Kingdom, and the United States. From 2008 to 2010, Ms. Schepanek was the Head of Financial Institutions and Compliance for SPQR Capital, a Private Equity Investor in London, the United Kingdom. Similarly, she was the Vice President of EMEA Financial Institutions Groups, Bank of America in London, the United Kingdom from 2007 to 2008. Prior to that, Ms. Schepanek was as Principal part of the Risk Management & Insurance team at Oliver Wyman, working in both the Global Insurance Leadership and Global Risk Management teams, from 2005 to 2007 and as part of the Financial Services group from 1998 to 2003. Between Ms. Schepanek’s time at Oliver Wyman, Ms. Schepanek spent a year with McKinsey & Company in its Risk Management and Insurance group. Ms. Schepanek is currently a member of AlphaQs Supervisory Board, is the Chair of the Development Board at Autistica – a leading UK-based autism medical research charity –, and the audit committee chair for Swiss Insurtech Hub. Ms. Schepanek received her Corporate Governance Certificate in 2022 from INSEAD Int. Directors Program. Prior to that, Ms. Schepanek studied for and received her Masters in Mathematics with minors in economics and statistics in 1998. We believe that Ms. Schepanek is well qualified to serve on our board due to her extensive experience as a managing director, work with global Tier I insurance and banking groups, and knowhow of private equity transactions.

Bob Stefanowski has 30 years of experience in finance, business turnarounds, strategy, board governance and regulatory compliance. Mr. Stefanowski is a former Certified Public Accountant, Certified Financial Analyst and Certified Fraud Examiner. Mr. Stefanowski’s senior roles included Chief Financial Officer of the Investment Banking Division of UBS and an Officer of the General Electric Company. Mr. Stefanowski was previously the President and Chief Executive Officer of DFC Global, a Consumer Lender owned by Lone Star Private Equity. Prior to that, he was the Chief Financial Officer of UBS’s Investment Bank headquartered in London , UK.. Mr. Stefanowski previously ran the US Operations of 3i Private Equity, a UK FTSE company. Mr. Stefanowski came to 3i from General Electric where he served as CEO of GE Corporate Finance Europe. Mr. Stefanowski was appointed a Company Officer by the GE Board of Directors in April 2006, becoming one of the top leaders in a company with 300,000 employees. He was Chairman of the Board of Directors of GE Heller Bank AG (Mainz, Germany), GE Corporate Finance Bank (London, UK) GE Business Finance (Milan, Italy), GE Artesia Bank NV (Amsterdam, Netherlands) and a Board Member of GE Facto France (Paris, France) and BPH Bank (Warsaw, Poland). Mr. Stefanowski also held various M&A, Finance and Sales roles in his 14-year career with GE. Previously, he was a senior accountant with Price Waterhouse Coopers in Hartford, CT, a Litigation Consultant in Los Angeles, California and Managing Director of M&A for Brink’s Incorporated. Mr. Stefanowski earned a BS in Accounting from Fairfield University and an MBA from Cornell University. Mr. Stefanowski has authored two books “Making M&A Deals Happen” published in February 2007 and “Material Adverse Change” published in September 2017. We believe that Mr. Stefanowski is well qualified to serve on our board due to his extensive experience in board governance, finance, and successful management of business shifts.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. The term of office of the first class of directors, consisting of Chandra R. Patel and Richard C. Davis, will expire at our first general annual meeting. The term of office of the second class of directors, consisting of Heiko Faass and Nicole Schepanek, will expire at our second annual general meeting. The term of office of the third class of directors, consisting of Bob Stefanowski, will expire at our third annual general meeting.

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

Director Independence

The rules of NYSE require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship with the company which in the opinion of the company’s board of directors, could interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Heiko Faass, Nicole Schepanek and Bob Stefanowski are our independent directors, as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on NYSE through the earlier of consummation of our initial business combination and our liquidation, we will reimburse our sponsor for office space, secretarial and administrative services provided to us, and other obligations of our sponsor, in the amount of up to $10,000 per month. In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of- pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post- combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

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

Audit Committee

Heiko Faass, Nicole Schepanek and Bob Stefanowski will serve as members of our audit committee. Our board of directors has determined that each of Heiko Faass, Nicole Schepanek and Bob Stefanowski are independent. Bob Stefanowski will serve as the Chairman of the audit committee. Each member of the audit committee meets the financial literacy requirements of NYSE and our board of directors has determined that qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

Nominating Committee

The members of our nominating committee are Heiko Faass, Nicole Schepanek and Bob Stefanowski . Nicole Schepanek will serve as Chairman of the nominating committee. Our board of directors has determined that each of Heiko Faass, Nicole Schepanek and Bob Stefanowski are independent.

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

Compensation Committee

The members of our compensation committee are Heiko Faass, Nicole Schepanek and Bob Stefanowski. Heiko Faass will serve as Chairman of the compensation committee.

Our board of directors has determined that each of Heiko Faass, Nicole Schepanek and Bob Stefanowski are independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the years ending December 31, 2022 and 2021, there were no delinquent filers.

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees (our “Code of Ethics”). Our Code of Ethics is available on our website. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a current report on Form 8-K. Our Code of Ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Ethics on our website.

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

Individual	Entity	Entity’s business	Affiliation
Officers
Chandra R. Patel	Antarctica Capital	International Private Equity	Founder and Managing Partner
	Global Partner Acquisition Corp II	Special Purpose Acquisition Company	Chief Executive Officer and Chairman
	EarthDaily Holdings	Earth Observation and Data Analytics Company	Director
	eCommunity Holdings	Fiber Asset Owner and Operator	Director
	Weddell Holdings	Asset Reinsurance Company	Director
Richard C. Davis	Antarctica Capital	International Private Equity	Managing Director
	ArgoSat Advisors	Global Advisory Firm	Founder and Managing Member
	Global Partner Acquisition Corp II	Special Purpose Acquisition Company	President and Board Member
	Descartes Labs	Geospatial Analytics Company	Chief Executive Officer and Board Member
	EarthDaily Holdings	Earth Observation and Data Analytics Company	Board Member
	SatixFy Communications Ltd	Satellite Communications Systems Company	Board Member
	Sky and Space	Satellite Communications Company	Board Member
Jarett Goldman	Antarctica Capital	International Private Equity	Director
	Global Partner Acquisition Corp II	Special Purpose Acquisition Company	Chief Financial Officer
	Descartes Acquisition Corp.	Geospatial Analytics Company	Director & Chairman of the Board
	Weddell Holdings Ltd.	Asset Reinsurance Company	Director
Graeme Shaw	ArgoSat Advisors	Global Advisory Firm	Founder and Managing Member
	Global Partner Acquisition Corp II	Special Purpose Acquisition Company	Chief Technology Officer
	Descartes Labs	Geospatial Analytics Company	Chief Operating Officer, President, and Board Member
Directors (Including Director Nominees)
Heiko Faass	Ferrer Faass & Co, LLC	Corporate Advisory and Private Equity	Chief Executive Officer
	Latin Media House, LLC	Latino-publisher	Chief Executive Officer
Nicole Schepanek	Aureus Capital	Private Equity Investor	Managing Partner
Bob Stefanowski	Lolo Consulting	Financial Consulting	Founder

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers, directors and external advisors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our sponsor subscribed for founder shares prior to the date of the IPO and affiliates of our sponsor purchased private placement warrants in a transaction that closed simultaneously with the closing of the IPO. Our sponsor and our team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares purchased during or after the IPO in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the required time period. If we do not complete our initial business combination within the required time period, the private placement warrants and the underlying securities will expire worthless. Except as described herein, our sponsor and our team have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, private placement warrants and the Class A ordinary shares underlying such warrants, will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and director nominees will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers, directors and external advisors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers, directors and advisors was included by a target business as a condition to any agreement with respect to our initial business combination.

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

Item 11. Executive Compensation.

None of our officers or directors have received or, prior to our initial business combination, will receive any cash compensation for services rendered to us. We paid our sponsor, and following the Extension, we pay our New Sponsor up to $10,000 per month for office space, administrative and support services. Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or any of their affiliates.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares available to us at December 31, 2022, with respect to our ordinary shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares; and

●	each of our executive officers, directors and director nominees; and all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. In the table below, percentage ownership is based on 38,750,000 ordinary shares, consisting of (i) 31,000,000 Class A Ordinary Shares and (ii) 7,750,000 Class B Ordinary Shares, issued and outstanding as of December 31, 2022. As a result, the below table does not account for recent director resignations, and does not account for redemption of shares that occurred in connection with the extension general meeting, held on January 24, 2023; however the below table does reflect recent director appointments. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this report.

	Class B Ordinary Shares		Class A Ordinary Shares
Name of Beneficial Owners	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Five Percent Holders
Glazer Capital, LLC(1)			3,065,069	9.9%	7.9%
Constellation Sponsor LP (our Sponsor)(2)(3)(4)	7,633,750	98.5%			19.7%
Directors and Executive Officers of Constellation
Chandra R. Patel(3)	—	—	—	—	—
Jarett Goldman(3)	—	—	—	—	—
Graeme Shaw(3)	—	—	—	—	—
Richard C. Davis(3)	—	—	—	—	—
Nicole Schepanek(3)(4)(5)	—	—	—	—	—
Heiko Faass(3)(4)(5)	—	—	—	—	—
Bob Stefanowski(3)(4)(5)	—	—	—	—	—
Hugo Banziger(3)(5)(6)	38,750	*	—	—	*
Vesna Nevistic(3)(5)(7)	38,750	*	—	—	*
Charles Stonehill(3)(5)(8)	38,750	*	—	—	*
All officers, directors, and former directors as a group (10 individuals)	7,750,000	100.0%	—	—	20.0%

*	Less than one percent.

(1)	Based on information reported on a Schedule 13G filed on February 14, 2023 by Glazer Capital, LLC, a Delaware limited liability company (“Glazer Capital”), with respect to the Class A Ordinary Shares held by certain funds and managed accounts to which Glazer Capital serves as investment manager (collectively, the “Glazer Funds”), and Paul J. Glazer, who serves as the managing member of Glazer Capital, with respect to the Class A Ordinary Shares held by the Glazer Funds. The business address of each of Glazer Capital and Paul J. Glazer is 250 West 55th Street, Suite 30A, New York, New York 10019.

(2)	In connection with the closing of the transactions contemplated by the Investment Agreement, on January 26, 2023, the Sponsor underwent a reorganization pursuant to which the limited partners of the Sponsor transferred all of their limited partnership interests to the New Sponsor , a newly formed Delaware limited partnership. On January 26, 2023, the Sponsor was liquidated pursuant to applicable law by the retirement of the general partner of the Sponsor (the second to last partner of the Sponsor) and all securities held by the Sponsor were distributed by operation of law to its sole remaining limited partner, the New Sponsor, following which, on January 30, 2023, control of the Sponsor was transferred to affiliates of Antarctica Capital Partners, LLC, including Antarctica Endurance Manager, LLC. Antarctica Endurance Manager, LLC, is the general partner of the New Sponsor. There are three managers of Antarctica Endurance Manager, LLC. Each manager has one vote, and the approval of a majority is required to approve an action of Antarctica Endurance Manager, LLC. Under the so-called “rule of three”, if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regards to Antarctica Endurance Manager, LLC. Based upon the foregoing analysis, no individual manager of Antarctica Endurance Manager, LLC exercises voting or dispositive control over any of the securities held by the New Sponsor, even those in which he or she directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such securities.

(3)	The business address of each of the following entities and individuals is 200 Park Avenue, 32nd Floor, New York, New York 10166.

(4)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial business combination.

(5)	Hugo Banziger, Vesna Nevistic, and Charles Stonehill tendered their resignations on January 30, 2023. In addition, Nicole Schepanek, Heiko Faass, and Bob Stefanowski were appointed as independent members of the board of directors of the Company on February 28, 2023.

(6)	Includes 38,750 shares of Class B Ordinary Shares beneficially owned directly by Mr. Banziger.

(7)	Includes 38,750 shares of Class B Ordinary Shares beneficially owned directly by Ms. Nevistic.

(8)	Includes 38,750 shares of Class B Ordinary Shares beneficially owned directly by Mr. Stonehill.

Our sponsor and our team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares purchased during or after the IPO in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. Further, our sponsor and each member of our team have agreed to vote their founder shares and public shares purchased during or after the IPO in favor of our initial business combination.

Our sponsor is deemed to be our “promoter” as such term is defined under the federal securities laws.

On January 24, 2023, we held an Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 26,506,157 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.167 per share, for an aggregate redemption amount of approximately $269,485,746. After the satisfaction of such redemptions, the balance in our trust account was approximately $46,138,503.

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

Equity Compensation Plans

As of December 31, 2022, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

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

Affiliates of our sponsor purchased 5,466,667 private placement warrants for a purchase price of $8,200,000 in a private placement that occurred simultaneously with the closing of the IPO. As such, interest in this transaction for affiliates of our sponsor is valued at $8,200,000. The private placement warrants and Class A ordinary shares issued upon the exercise or conversion thereof may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

We currently maintain our executive offices at 200 Park Avenue, 32nd Floor New York, NY, 10166. The cost for our use of this space is included in the fee of up to $10,000 per month that we will pay to our sponsor for office space, administrative and support services, and other obligations of our sponsor, commencing on the date that our securities are first listed on NYSE. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

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

On February 23, 2021, we issued an unsecured promissory note in the amount of up to $699,999 to certain affiliates of our Sponsor. The proceeds of the note, which may be drawn down from time to time until we consummate our initial business combination, will be used as general working capital purposes. The note bears no interest and is payable in full upon the earlier to occur of (i) the Termination Date or (ii) the consummation of the company’s business combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the note may be accelerated. The affiliates of our sponsor had the option to convert any unpaid balance of the note into private placement warrants (the “Conversion Warrants”), each warrant exercisable for one ordinary share of the company at an exercise price of $1.50 per share. The terms of the Conversion Warrants would be identical to the warrants issued by the company to affiliates of our sponsor in a private placement that was consummated in connection with our IPO. The affiliates of our sponsor shall be entitled to certain registration rights relating to the Conversion Warrants. On May 3, 2021, the note was amended to remove the option to convert any unpaid balance of the note into private placement warrants. As of December 31, 2021, there were $0 outstanding under the note.

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

Audit Fees. During the year ended December 31, 2022 and 2021, fees for our independent registered public accounting firm were approximately $74,000 and $100,000, respectively, for the services Withum performed in connection with our Initial Public Offering, quarterly filings and the audit of our December 31, 2022 and 2021 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the year ended December 31, 2022 and 2021, fees for our independent registered public accounting firm were approximately $7,000 and $0, respectively, for render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the year ended December 31, 2022 and 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2022 and 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2021)

3.2	Amendment to Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2023)

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, As Amended*

4.2	Warrant Agreement, dated January 26, 2021 between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2021)

10.1	Investment Management Trust Agreement, dated January 26, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2021)

10.2†	Investment Agreement, dated January 26, 2023, by and among Constellation Acquisition Corp I, Constellation Sponsor GmbH & Co. KG, and Endurance Constellation, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2023)

10.3	Letter Agreement Amendment, dated January 30, 2023, among the Company and its officers and directors and Constellation Sponsor GmbH & Co. KG (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2023)

10.4	Registration Rights Agreement, dated January 26, 2021, between the Company and certain security holders (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2021)

10.5	Administrative Services Agreement, dated January 26, 2021, between the Company and Constellation Sponsor GmbH & Co. KG (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2021)

10.6	Private Placement Warrants Purchase Agreement, dated January 26, 2021, between the Company and Constellation Sponsor GmbH & Co. KG (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2021)

10.7	Promissory Note Issued to Klaus Kleinfeld, dated as of February 23, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed with the SEC on February 25, 2021).

10.8	Amended and Restated Promissory Note dated as of May 3, 2021 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2021).

10.9	Promissory Note Issued by Constellation Acquisition Corp I to an affiliate of the Sponsor, dated April 26, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed with the SEC on May 9, 2022).

10.10	Promissory Note Issued by Constellation Acquisition Corp I to an affiliate of the Sponsor, dated May 17, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed with the SEC on May 19, 2022).

10.11	Promissory Note Issued by Constellation Acquisition Corp I to affiliates of the Sponsor, dated May 25, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed with the SEC on May 31, 2022).

10.12	Promissory Note Issued by Constellation Acquisition Corp I to affiliates of the Sponsor, dated June 23, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed with the SEC on June 30, 2022).

10.13	Promissory Note Issued by Constellation Acquisition Corp I to an affiliate of the Sponsor, dated July 21, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed with the SEC on July 22, 2022).

10.14	Promissory Note Issued by Constellation Acquisition Corp I to an affiliate of the Sponsor, dated July 21, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed with the SEC on July 22, 2022).

10.15	Promissory Note Issued by Constellation Acquisition Corp I to affiliates of the Sponsor, dated August 23, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed with the SEC on August 26, 2022).

10.16	Promissory Note Issued by Constellation Acquisition Corp I to the Sponsor, dated January 18, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed with the SEC on January 19, 2023).

10.17	Promissory Note Issued by Constellation Acquisition Corp I to Constellation Sponsor LP, dated as of January 30, 2023 (incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K filed with the SEC on February 1, 2023).

31.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2023.

Constellation Acquisition Corp I

By:	/s/ Chandra R. Patel
	Name:	Chandra R. Patel
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date
/s/ Chandra R. Patel	Chief Executive Officer, Chairman and Director	March 30, 2023
Chandra R. Patel	(Principal Executive Officer)

/s/ Jarett Goldman	Chief Financial Officer	March 30, 2023
Jarett Goldman	(Principal Financial and Accounting Officer)

/s/ Richard C. Davis
Richard C. Davis	President and Director	March 30, 2023

/s/ Heiko Faass
Heiko Faass	Director	March 30, 2023

/s/ Nicole Schepanek
Nicole Schepanek	Director	March 30, 2023

/s/ Bob Stefanowski
Bob Stefanowski	Director	March 30, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Constellation Acquisition Corp I:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Constellation Acquisition Corp I (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit and needs to complete a Business Combination by the close of business on April 29, 2023, otherwise the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 30, 2023

PCAOB Number 100

CONSTELLATION ACQUISITION CORP I
BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets:
Current Assets:
Cash	$37,743	$223,378
Prepaid expenses	33,454	404,737
Total current assets	71,197	628,115
Prepaid expenses - noncurrent	—	26,396
Cash and investments held in Trust Account	314,517,268	310,043,588
Total Assets	$314,588,465	$310,698,099
Liabilities, Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$973,996	$709,390
Promissory notes – related party	258,780	—
Total current liabilities	1,232,776	709,390
Deferred underwriting fee	10,850,000	10,850,000
Warrant liability	474,000	9,983,299
Total Liabilities	12,556,776	21,542,689
Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 31,000,000 shares at redemption value at approximately $10.15 and $10.00 per share as of December 31, 2022 and 2021, respectively	314,517,268	310,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of December 31, 2022 and 2021	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 31,000,000 shares subject to possible redemption) as of December 31, 2022 and 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,750,000 shares issued and outstanding as of December 31, 2022 and 2021	775	775
Additional paid-in capital	—	—
Accumulated deficit	(12,486,354)	(20,845,365)
Total Shareholders’ Deficit	(12,485,579)	(20,844,590)
Total Liabilities, Shares Subject to Possible Redemption and Shareholders’ Deficit	$314,588,465	$310,698,099

The accompanying notes are an integral part of these financial statements.

CONSTELLATION ACQUISITION CORP I
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021
Formation and operating costs	$1,106,700	$1,539,995
Loss from Operations	(1,106,700)	(1,539,995)
Other income (expense):
Interest earned on cash and investments held in Trust Account	4,473,680	43,588
Offering costs allocated to warrants	—	(1,143,138)
Excess of fair value over cash received for private placement warrants	—	(2,604,321)
Change in fair value of warrant liability	9,509,299	20,971,022
Total other income (expense), net	13,982,979	17,267,151
Net income	$12,876,279	$15,727,156
Weighted average shares outstanding, Class A ordinary shares	31,000,000	28,536,986
Basic and diluted net income per share, Class A ordinary shares	$0.33	$0.43
Weighted average shares outstanding, Class B ordinary shares	7,750,000	7,730,822
Basic and diluted net income per share, Class B ordinary shares	$0.33	$0.43

The accompanying notes are an integral part of these financial statements.

CONSTELLATION ACQUISITION CORP I
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the Years Ended December 31, 2022 and 2021

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2021	8,625,000	$863	$24,137	$(3,143)	$21,857
Accretion of Class A ordinary shares subject to redemption	—	—	(24,137)	(36,569,466)	(36,593,603)
Forfeiture of founder shares	(875,000)	(88)	—	88	—
Net income	—	—	—	15,727,156	15,727,156
Balance as of December 31, 2021	7,750,000	775	—	(20,845,365)	(20,844,590)
Accretion of Class A ordinary shares subject to redemption	—	—	—	(4,517,268)	(4,517,268)
Net income	—	—	—	12,876,279	12,876,279
Balance as of December 31, 2022	7,750,000	$775	$—	$(12,486,354)	$(12,485,579)

The accompanying notes are an integral part of these financial statements.

CONSTELLATION ACQUISITION CORP I
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
Cash flows from Operating Activities:
Net income	$12,876,279	$15,727,156
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(4,473,680)	(43,588)
Offering costs allocated to warrants	—	1,143,138
Excess fair value over cash received for private placement warrants	—	2,604,321
Change in fair value of warrant liability	(9,509,299)	(20,971,022)
Changes in operating assets and liabilities:
Prepaid expenses	371,283	(404,737)
Accounts payable and accrued expenses	264,606	709,390
Prepaid expenses - noncurrent	26,396	(26,396)
Net cash used in operating activities	(444,415)	(1,261,738)
Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(310,000,000)
Net cash used in investing activities	—	(310,000,000)
Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriters’ fees	—	303,800,000
Proceeds from issuance of Private Placement Warrants	—	8,200,000
Proceeds from promissory note – related party	258,780	788,539
Repayment of promissory note – related party	—	(789,839)
Payment of offering costs	—	(513,584)
Net cash provided by financing activities	258,780	311,485,116
Net change in cash	(185,635)	223,378
Cash, beginning of the year	223,378	—
Cash, end of the year	$37,743	$223,378
Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ discount payable	$—	$10,850,000
Forfeiture of Class B ordinary shares by initial shareholders	$—	$88

The accompanying notes are an integral part of these financial statements.

CONSTELLATION ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non- operating income in the form of interest income from the proceeds derived from the IPO.

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

Transaction costs of the IPO amounted to $17,586,741, consisting of $6,200,000 of underwriting fees, $10,850,000 of deferred underwriting fees, and $536,741 of other offering costs.

Following the closing of the IPO on January 29, 2021, $310,000,000 ($10.00 per Unit) from the net offering proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay the income taxes, if any, the Company’s amended and restated memorandum and articles of association will provide that the proceeds from the IPO and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the public shareholders, until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations, (b) the redemption of any Public Shares properly tendered in connection with a (A) shareholder vote to amend the amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination by the date by which we are required to consummate a business combination pursuant to the amended and restated memorandum and articles of association (the “Termination Date”), or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares or pre-initial Business Combination activity, and (c) the redemption of the Public Shares if the Company has not consummated the initial Business Combination within the Combination Period. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within the Combination Period, with respect to such Class A ordinary shares so redeemed.

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

On January 26, 2023, the Sponsor underwent a reorganization pursuant to which the limited partners of the Sponsor transferred all of their limited partnership interests to Constellation Sponsor LP, a newly formed Delaware limited partnership (the “New Sponsor”). On January 26, 2023, the Sponsor was liquidated pursuant to applicable law by the retirement of the general partner of the Sponsor (the second to last partner of the Sponsor) and all securities held by the Sponsor were distributed by operation of law to its sole remaining limited partner, the New Sponsor, following which, on January 30, 2023, control of the New Sponsor was transferred to affiliates of Antarctica Capital Partners, LLC (see Note 9).

On January 27, 2023, the Company held the Extension Meeting to amend the Company’s amended and restated memorandum and articles of association (the “Articles Amendment”) to extend the date by which the Company has to consummate a business combination from January 29, 2023 (the “Original Termination Date”) to April 29, 2023 (the “Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to nine times by an additional one month each time after the Articles Extension Date, by resolution of the Company’s board of directors if requested by the Sponsor, and upon five days’ advance notice prior to the January 29, 2024 (the “Termination Date”), or a total of up to twelve months after the Original Termination Date, unless the closing of the Company’s initial business combination shall have occurred prior to such date (the “Extension Amendment Proposal”). The shareholders of the Company approved the Extension Amendment Proposal at the Extension Meeting and on January 31, 2023, the Company filed the Articles Amendment with the Registrar of Companies of the Cayman Islands (see Note 9).

In connection with the vote to approve the Extension Amendment Proposal, the holders of 26,506,157 Class A ordinary shares, par value $0.0001 per share, of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.167 per share, for an aggregate redemption amount of approximately $269,485,746 (see Note 9).

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

Management acknowledges that the Company depends on a variety of U.S. and multi-national financial institutions for banking services. Market conditions can impact the viability of these institutions, which in effect will effect the Company’s ability to maintain and provide assurances that the Company can access its cash and cash equivalents in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect the Company’s liquidity, business and financial condition.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Liquidity and Going Concern Consideration

As of December 31, 2022, the Company had $37,743 in its operating bank account, and a working capital deficit of $1,161,579.

The Company is within 12 months of its mandatory liquidation as of the time of filing this 10K. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the Termination Date.

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

Note 2 — Significant Accounting Policies Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Accordingly, actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and December 31, 2021.

Investments Held in Trust Account

At December 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market mutual funds which invest in U.S. Treasury securities. During the year ended December 31, 2022, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Notes 3, 4, and 8) in accordance with Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the balance sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statements of operations in the period of change.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Transaction costs amounted to $17,586,741, of which $1,143,138 was allocated to expense associated with the warrant liability. Offering costs associated with the Class A ordinary shares were charged to temporary equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

All of the 31,000,000 Class A Ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require Ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at December 31, 2022 and December 31, 2021, all shares of Class A Ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

The Class A ordinary shares subject to possible redemption reflected on the balance sheets as of December 31, 2022 and December 31, 2021 are reconciled in the following table:

Gross Proceeds	$310,000,000
Less:
Proceeds allocated to public warrants	(20,150,000)
Class A ordinary shares issuance costs	(16,443,603)
Plus:
Accretion of carrying value to redemption value	36,593,603
Class A ordinary shares subject to possible redemption as of December 31, 2021	$310,000,000
Plus:
Accretion of carrying value to redemption value	4,517,268
Class A ordinary shares subject to possible redemption as of December 31, 2022	$314,517,268

Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board ASC Topic 260, “Earnings Per Share”. Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate of 15,800,000 Class A ordinary shares in the calculation of diluted income per ordinary share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted income per share is the same as basic income per share for the period presented.

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

Reconciliation of Net Income per Ordinary Share

The Company’s statements of operations includes a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Accordingly, basic and diluted income per Class A ordinary shares and Class B ordinary shares is calculated as follows:

	For the year December 31, 2022	For the year December 31, 2021
Class A Ordinary Shares
Allocation of net income to Class A ordinary shares subject to possible redemption	$10,301,023	$12,495,473
Weighted Average Class A ordinary shares subject to possible redemption	31,000,000	28,536,986
Basic and diluted net income per share	$0.33	$0.43
Class B Ordinary Shares
Allocation of net income to Class B ordinary shares	$2,575,256	$3,385,090
Weighted Average Class B ordinary shares	7,750,000	7,730,822
Basic and diluted net income per share	$0.33	$0.43

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

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820 (other than warrant liability) approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

Each Private Placement Warrants are identical to the warrants sold as part of the Units in the IPO except that, so long as they are held by the Sponsor or its permitted transferees, (1) they will not be redeemable by the Company; (2) they (including the Class A Ordinary Shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of the initial Business Combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the Class A Ordinary Shares issuable upon exercise of these warrants) are entitled to registration rights.

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

The Note bears no interest and is payable in full upon the earlier to occur of (i) the Termination Date or (ii) the consummation of the Company’s business combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the Note may be accelerated. The affiliates of the Sponsor had the option to convert any unpaid balance of the Note into private placement warrants (the “Conversion Warrants”), each warrant exercisable for one ordinary share of the Company at an exercise price of $1.50 per share. The terms of the Conversion Warrants would be identical to the warrants issued by the Company to affiliates of the Sponsor in a private placement that was consummated in connection with the Company’s initial public offering. The affiliates of the Sponsor shall be entitled to certain registration rights relating to the Conversion Warrants. On May 3, 2021, the Note was amended to remove the option to convert any unpaid balance of the Note into private placement warrants. As of December 31, 2022 and 2021, there were no amounts outstanding under the Note, respectively.

During the year ended December 31, 2022, the Company issued a number of unsecured promissory notes (the “Notes”) totaling $258,780 to certain executive officers and affiliates of the Company. The proceeds of the Notes will be used as general working capital purposes.

The Notes bear no interest and is payable in full upon the earlier to occur of (i) the Termination Date or (ii) the consummation of the Company’s business combination. Failure to pay the principals within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the Notes may be accelerated. As of December 31, 2022, $258,780 is outstanding under the Notes.

Administrative Support Agreement

As of January 26, 2021, the Company had agreed, commencing on the date of the securities of the Company are first listed on The New York Stock Exchange, to pay the Sponsor up to $10,000 per month for office space, utilities and secretarial and administrative support, and other obligations of the sponsor. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the years ended December 31, 2022 and 2021, the Sponsor agreed to waive such fees, and as such, the Company has recorded no administrative service fees.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or any of its affiliates or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination company at a price of $1.50 per warrant at the option of the lender. As of December 31, 2022 and December 31, 2021, there were no borrowings outstanding under the Working Capital Loans.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of December 31, 2022 and 2021, there were no shares of preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. As of December 31, 2022 and 2021, there were no shares issued and outstanding, excluding 31,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. As of December 31, 2022 and 2021, there were 7,750,000 shares issued and outstanding.

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

The Founder Shares will automatically convert into Class A ordinary shares on the first business day following the consummation of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 63.3% of the sum of (i) the total number of ordinary shares issued and outstanding following the Extension Meeting, plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers and directors or any of their affiliates upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, with each share of ordinary shares entitling the holder to one vote.

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022	Level	December 31, 2021
Assets:
Investments held in Trust Account	1	$314,517,268	1	$310,043,588
Liabilities
Public Warrant Liability	1	$310,000	1	$6,510,000
Private Warrant Liability	2	$164,000	3	$3,473,299

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The Company established the initial fair value for the Public Warrants on January 29, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model, and for the Private Warrants on January 29, 2021, using a Black-Scholes model. As of December 31, 2021, the fair value for the Private Warrants was estimated using a Black-Scholes model, and the fair value of the Public Warrants by reference to the quoted market price of the warrants. As of December 31, 2022, the Private Warrants were valued utilizing the quoted market price of the Public Warrants. The Public and Private Warrants were classified as Level 3 at the initial measurement date, and the Private Warrants were classified as Level 3 December 31, 2021 due to the use of unobservable inputs. Transfers between levels are recognized at the end of each quarterly reporting period. As of March 31, 2021, the Public Warrants were reclassified from a Level 3 to a Level 1 classification due to use of the observed trading price of the separated Public Warrants. The estimated fair value of the Private Warrants transferred from a Level 1 measurement to a Level 2 fair value measurement during the year ended December 31, 2022 was $310,000.

The following tables present the changes in the fair value of Level 3 warrant liabilities:

Private Placement Warrants
Fair Value as of December 31, 2021	$3,473,299
Change in fair value	(3,309,299)
Private warrant liability transferred to Level 2	(164,000)
Fair Value as of December 31, 2022	$—

Warrants
Fair Value as of January 1, 2021	$—
Initial measurement on January 29, 2021	30,954,321
Public warrant liability transferred to Level 1	(6,613,333)
Change in fair value	(20,867,689)
Fair Value as of December 31, 2021	$3,473,299

As of December 31, 2021, the estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inherent in level 3 inputs assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary share warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer companies. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The key inputs into the Black Scholes Model as of December 31, 2021 were as follows:

Inputs	December 31, 2021
Risk-free interest rate	1.31%
Dividend rate	0.00%
Expected term remaining (years)	5.54
Volatility before Initial Business Combination	5.0%
Volatility after Initial Business Combination	11.9%
Share price	$9.76
Exercise price	$11.50

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on this review, other as described below, the Company determined no events have occurred that would require adjustments to the disclosures in the financial statements.

On January 18, 2023, the Company issued an unsecured promissory note (the “Note”) in the amount of $230,000.00 to the Sponsor. The proceeds of the Note will be used for general working capital purposes. The Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s business combination or (ii) the date that the winding up of the Company is effective. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the Note may be accelerated. At the election of the Sponsor, all or a portion of the unpaid principal amount of the Note may be converted into warrants of the Company, at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share, $0.0001 par value per share, of the Company. The Warrants shall be identical to the private placement warrants issued to the Sponsor at the time of the Company’s initial public offering.

Investment Agreement

On January 26, 2023, the Company, entered into an Investment Agreement (the “Investment Agreement”) with the Sponsor, and Endurance Constellation, LLC, a Delaware limited liability company (the “Investor”), pursuant to which the Investor agreed to contribute to the Sponsor an aggregate amount in cash equal up to $3,000,000 (the “Investment Contribution”), which amount will be loaned to the Company in accordance with the Promissory Note (as defined below) (the “Investment Loan”), in consideration for which, the New Sponsor (as defined below) shall issue to the Investor interests in certain equity securities.

In connection with the closing of the transactions contemplated by the Investment Agreement, on January 26, 2023, the Sponsor underwent a reorganization pursuant to which the limited partners of the Sponsor transferred all of their limited partnership interests to Constellation Sponsor LP, a newly formed Delaware limited partnership (the “New Sponsor”). On January 26, 2023, the Sponsor was liquidated pursuant to applicable law by the retirement of the general partner of the Sponsor (the second to last partner of the Sponsor) and all securities held by the Sponsor were distributed by operation of law to its sole remaining limited partner, the New Sponsor, following which, on January 30, 2023, control of the New Sponsor was transferred to affiliates of Antarctica Capital Partners, LLC.

The Investment Agreement contains customary representations and warranties of the parties, including, among others, with respect to corporate organization, corporate authority, and compliance with applicable laws. The representations and warranties of each party set forth in the Investment Agreement were made solely for the benefit of the other parties to the Agreement, and shareholders of the Company are not third-party beneficiaries of the Investment Agreement. In addition, such representations and warranties (a) are subject to materiality and other qualifications contained in the Investment Agreement, which may differ from what may be viewed as material by shareholders of the Company, (b) were made only as of the date of the Investment Agreement or such other date as is specified in the Investment Agreement and (c) may have been included in the Investment Agreement for the purpose of allocating risk between the parties rather than establishing matters as facts. Accordingly, the Investment Agreement is included with this filing only to provide shareholders of the Company with information regarding the terms of the Investment Agreement, and not to provide shareholders of the Company with any other factual information regarding any of the parties or their respective businesses.

Letter Agreement

On January 30, 2023, the Company, the Sponsor, certain officers and directors of the Company, and other parties thereto (the “Insiders,” and together with the Sponsor, the “Letter Agreement Parties”) entered into an amendment to the Letter Agreement, dated January 26, 2021 (the “Letter Agreement”), to allow the Sponsor to transfer its holdings in the Company, directly or indirectly, to affiliate(s) of Antarctica Capital Partners, LLC prior to the expiration of the applicable lock-up (the “Letter Agreement Amendment”). In connection with the resignation of certain Insiders (as described below), the Letter Agreement Parties agreed that all Insiders that have resigned from their positions as officers and/or directors of the Company and that no longer hold Class B ordinary shares, par value $0.0001 per share, shall no longer be parties to the Letter Agreement.

Extension Meeting Promissory Note

As disclosed in the definitive proxy statement filed by the Company with the SEC on December 30, 2022 (the “Proxy Statement”), relating to the extraordinary general meeting of shareholders of the Company (the “Extension Meeting”), the Sponsor agreed that if the Extension Amendment Proposal (as defined below) is approved, it or one or more of its affiliates, members or third-party designees (the “Lender”) will contribute to the Company as a loan, within ten (10) business days of the date of the Extension Meeting, $450,000, to be deposited into the trust account established in connection with the Company’s initial public offering (the “Trust Account”). In addition, in the event the Company does not consummate an initial business combination by the Articles Extension Date (as defined below), the Lender may contribute to the Company $150,000 as a loan to be deposited into the Trust Account for each of nine one-month extensions following the Articles Extension Date.

Accordingly, on January 30, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $3,000,000 (the “Promissory Note”) to the Sponsor. The Sponsor funded the initial principal amount of $450,000 on January 30, 2023. The Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Promissory Note will be deposited in the Trust Account. At the election of the Payee, up to $1,270,000 of the total principal amount of the Promissory Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of the Company.

In connection with the vote to approve the Extension Amendment Proposal, the holders of 26,506,157 Class A ordinary shares, par value $0.0001 per share, of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.167 per share, for an aggregate redemption amount of approximately $269,485,746.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On January 30, 2023, Klaus Kleinfeld, Hugo Banziger, Vesna Nevistic, Martin Weckwerth and Charles Stonehill tendered their resignations as directors of the Company. Additionally, Klaus Kleinfeld and Thomas Stapp resigned as officers of the Company. There was no known disagreement with any of our outgoing directors or officers on any matter relating to the Company’s operations, policies or practices.

Also on January 30, 2023, Chandra R. Patel was appointed Chief Executive Officer and Chairman of the board, Richard C. Davis was appointed President, Jarett Goldman was appointed Chief Financial Officer and Graeme Shaw was appointed Chief Technology Officer. On February 1, 2023, Richard C. Davis was appointed Director.

The following sets forth certain information concerning each new director and officer’s past employment history, directorships held in public companies, if any, and for directors, their qualifications for service on the Company’s board.

Chandra R. Patel is the founder of Antarctica Capital and has served as the managing partner of Antarctica Capital since 2010. Antarctica Capital is an international private equity firm headquartered in New York with offices in the UK and India. Mr. Patel is responsible for Antarctica Capital’s strategic direction and core relationships and leads the firm’s key expansion initiatives. He developed the real assets business for Antarctica Capital and its SIGA®, SARO® and SEREY™ investment strategies. Mr. Patel co-founded Antarctica Capital’s private equity business and raised its first real estate fund. Mr. Patel has served as the Chief Executive Officer and Chairman of the board of Global Partner Acquisition Corp. II (“GPAC”) since January 2023. Mr. Patel served as the chairman of the board of directors of Endurance Acquisition Corp. (“Endurance”) from April 2021 until the completion of its business combination with SatixFy Communications Ltd. (“SatixFy”) in October 2022. Previously, he invested in a portfolio of companies in technology and healthcare, and he was involved in a number of cross-border transactions and policy initiatives. Mr. Patel also founded and held senior management positions at a variety of technology and information services companies and was an associate at a leading New York law firm. He sits on the boards of Weddell Re and EarthDaily Analytics Corp. Mr. Patel graduated from the University of Kansas (Bachelors of Arts), Summa Cum Laude, London School of Economics (Master of Science), and Boston College (Juris Doctor). We believe that Mr. Patel is well qualified to serve on our board due to his extensive experience in private equity transactions and as the founder and managing partner of Antarctica Capital.

Richard C. Davis is a highly experienced executive with over 25 years of experience in corporate finance, private equity and the space industry. Mr. Davis has served as the President of GPAC since January 2023. Mr. Davis has served as a member of the board of SatixFy since October 2022. Prior to that, he served as the chief executive officer and a member of the board of directors of Endurance from April 2021 until the completion of its business combination with SatixFy in October 2022. Since March 2021, he has served as a managing director of ADP. He is also a founder and managing member of ArgoSat Advisors, a premier global advisory firm focused on the space industry that was founded in 2009. As part of his duties with ArgoSat, Mr. Davis sits on the board of Sky and Space Corporation. Prior to ArgoSat, Mr. Davis was president, and later interim-CFO, for ProtoStar, a communications satellite operator which raised over $500 million and launched two DTH satellites over Asia. Earlier in his career, Mr. Davis was a private equity investor Principal at VantagePoint Venture Partners, a private equity and venture capital firm with $4 billion of assets under management. His focus was on media/telecom as well as semiconductors/semiconductor capital equipment. Before that he was a vice president and founding member of the Lehman Brothers Communication Fund which was an $800 million private equity fund focused on communications infrastructure investments. In these roles, Mr. Davis was involved in equity and debt investments, asset acquisitions and dispositions and mergers and other business combinations or spin-offs for approximately two dozen companies in various investment lifecycle stages. Mr. Davis started his corporate finance career as an associate at Salomon Brothers. Mr. Davis was formerly an instructor pilot in the United States Air Force. He received his B.S. in Astrophysics (cum laude) from the University of Minnesota, and his MBA from the University of Virginia. We believe that Mr. Davis is well qualified to serve on our board due to his extensive experience in private equity transactions.

Jarett Goldman is an experienced investment professional with 15+ years of global experience in corporate finance, principal investing, and capital markets. Mr. Goldman has served as the Chief Financial Officer of GPAC since January 2023. Mr. Goldman is currently a director at Antarctica Capital and is responsible for transaction execution, asset management and business development within the firm’s digital infrastructure and real assets-focused investment strategies. He possesses experience across capital markets, investment, and business development roles with a recent focus on digital, transportation, and space infrastructure. Prior to his role at Antarctica Capital, Mr. Goldman held a number of positions at Citi in New York and Hong Kong. In his last position he served as a vice president and regional product head for Citi’s Issuer Services business in Asia Pacific, with full P&L responsibility over 18 countries and oversight over strategy, product development, transaction structuring, marketing, operations, technology and financial management. Mr. Goldman holds a Bachelor of Science in Policy Analysis and Management and Mandarin Chinese from Cornell University and a Master of Business Administration from Columbia Business School.

Graeme Shaw is an innovative, respected technologist and business strategist with over two decades of progressive experience in the aerospace and telecommunications industries. An expert in satellite engineering, telecommunications and business development, Dr. Shaw has extensive global experience in conceiving, designing, selling, buying, financing, managing, monitoring and operating satellite and technology projects. Mr. Shaw has served as the Chief Technology Officer of GPAC since January 2023. Mr. Shaw served as the chief technology officer of Endurance from September 2021 until the completion of its business combination with SatixFy in October 2022. Since March 2021, he has served as a managing director of ADP. He is also a founder and managing member of ArgoSat Advisors, a premier global advisory firm focused on the space industry that was founded in 2009. As part of his duties with ArgoSat, Dr. Shaw supports clients in leading the design, development, procurement and management of many new satellite projects and financings. He acts as technical advisor to financial sector clients to provide due diligence on multibillion-dollar investments or M&A transactions. Prior to ArgoSat, Dr. Shaw served as senior director of business development for Orbital Sciences Corporation where he led the Asia Pacific sales activities. Dr. Shaw has ScD and SM degrees in Aeronautics/Astronautics from the Massachusetts Institute of Technology and a BEng degree from Imperial College, London.

Messrs. Patel, Davis, Goldman and Shaw will not be compensated by the Company for their service as officers or directors.

In connection with their appointment as officers, Messrs. Patel, Davis, Goldman and Shaw are entering into a standard form of indemnity agreement for officers and a joinder agreement to the Letter Agreement to be bound by the same provisions applicable to Insiders.

On February 28, 2023, Heiko Faass, Nicole Schepanek, and Bob Stefanowski were appointed as members of the board of directors of Constellation Acquisition Corp I (the “Company”), Heiko Faass as a Class II director, Nicole Schepanek as a Class II director, and Bob Stefanowski as a Class III director.

Heiko Faass is an experienced entrepreneur, advisor and private investor across Europe, United States and Latin America with over 20 years of vast experience in principal investing, turnaround and special situations, capital markets and corporate management. Since November 2014, Mr. Faass has served and continues to serve as Chief Executive Officer of Ferrer Faass & Co, LLC, a Corporate Advisory firm and Private Equity Fund Manager in the U.S. Commonwealth of San Juan, Puerto Rico. In addition, since November 2015, Mr. Faass has been overseeing strategic management as Chief Executive Officer of Latin Media House, LLC, a leading Latino-publisher of print and online media in Spanish and English with a 50-year history. From 2008 to 2012, he served as Chief Executive Officer of a joint venture to develop a $400 million dollar health luxury resort overseeing all aspects from business planning, capital raising and development planning for a hotel complex, several hundred apartments and villas. Prior to that, from 2001-2005, Mr. Faass served as the co-founder and manager of a M&A Boutique Firm in Frankfurt, Germany, where he was responsible for deal generation and overseeing all operations. Mr. Faass has held Management and Partner positions across a series of industries, sizes and in Germany and the United States. He has been involved in the origination, review, structuring and execution of transactions from startups to restructuring cases to large real estate and real estate developments with a special focus on technology, manufacturing, commercial real estate and real estate development. Mr. Faass is a Member of the CFA Institute and the CFA Society of Miami and is fluent in German, English and Spanish.

We believe that Mr. Faass is well qualified to serve on our board due to his extensive experience as founder and executive of a series of companies and his experience in private equity and real estate transactions.

Nicole Schepanek has a long history in management positions and in supervisory roles for companies. Since 2021, Ms. Schepanek has been the managing partner and co-founder of Aureus Capital, an active private equity investor with a focus on B2B financial services companies with a tech angle and a corporate finance advisor for fast-growing companies, especially in the financial services sector, housed in the Berlin, Germany office in Schönefeld. From 2018 to 2021, Ms. Schepanek was managing director and partner in the New York City, USA office of the Boston Consulting Group. In this role, Ms. Schepanek focused on strategic finance, risk, and capital management, as well as strategy, (digital) innovation, and strategic M&A topics of Tier I insurance and banking groups. Prior to this, Ms. Schepanek established Aureus Advisory in 2010, a consulting boutique that provided both traditional consulting and digital advisory support, which she ran until 2018. The Tier I insurance and banking groups that Aureus Advisory supported spanned clients located in France, Germany, Italy, Switzerland, United Kingdom, and the United States. From 2008 to 2010, Ms. Schepanek was the Head of Financial Institutions and Compliance for SPQR Capital, a Private Equity Investor in London, the United Kingdom. Similarly, she was the Vice President of EMEA Financial Institutions Groups, Bank of America in London, the United Kingdom from 2007 to 2008. Prior to that, Ms. Schepanek was as Principal part of the Risk Management & Insurance team at Oliver Wyman, working in both the Global Insurance Leadership and Global Risk Management teams, from 2005 to 2007 and as part of the Financial Services group from 1998 to 2003. Between Ms. Schepanek’s time at Oliver Wyman, Ms. Schepanek spent a year with McKinsey & Company in its Risk Management and Insurance group. Ms. Schepanek is currently a member of AlphaQs Supervisory Board, is the Chair of the Development Board at Autistica – a leading UK-based autism medical research charity –, and the audit committee chair for Swiss Insurtech Hub. Ms. Schepanek received her Corporate Governance Certificate in 2022 from INSEAD Int. Directors Program. Prior to that, Ms. Schepanek studied for and received her Masters in Mathematics with minors in economics and statistics in 1998.

Director Independence

Mr. Faass, Ms. Schepanek, and Mr. Stefanowski will not be compensated by the Company for their services as a director. In addition, the board of directors of the Company has affirmatively determined that Mr. Faass, Ms. Schepanek, and Mr. Stefanowski meet the applicable standards for an independent director under both the rules of the New York Stock Exchange and Rule 10A-3 under the Securities Exchange Act of 1934.

Committee Appointments

The Company already has an audit committee, compensation committee, and nomination committee. Each of these committees is required to be comprised entirely of independent directors and acts under written charters, which more specifically sets forth their responsibilities and duties, as well as requirements for each committee’s composition and meetings. The charter of each of the committees is available on the Company’s website at constellationacquisition.com.

Each of the audit committee, compensation committee, and nomination committee, currently consists of the following members:

●	Audit Committee: Mr. Faass, Ms. Schepanek, and Mr Stefanowski as members, with Mr. Stefanowski as its chairperson.

●	Compensation Committee: Mr. Faass, Ms. Schepanek, and Mr Stefanowski as members, with Mr. Faass as its chairperson.

●	Nomination Committee: Mr. Faass, Ms. Schepanek, and Mr Stefanowski as members, with Ms. Schepanek as its chairperson.

Agreements

In connection with their appointments as directors of the Company, each of Mr. Faass, Ms. Schepanek, and Mr. Stefanowski have recently entered into a standard form of indemnity agreement and a joinder agreement to the letter agreement, dated January 26, 2021, as amended on January 30, 2023, by and among the Company, its officers and directors and GmbH & Co. KG (the “Letter Agreement”) to be bound by the same provisions applicable to Insiders (as such term is defined in the Letter Agreement).

Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

On January 27, 2023, the Company held the Extension Meeting to amend the Company’s amended and restated memorandum and articles of association (the “Articles Amendment”) to extend the date (the “Termination Date”) by which the Company has to consummate a business combination from January 29, 2023 (the “Original Termination Date”) to April 29, 2023 (the “Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to nine times by an additional one month each time after the Articles Extension Date, by resolution of the Company’s board of directors if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until January 29, 2024, or a total of up to twelve months after the Original Termination Date, unless the closing of the Company’s initial business combination shall have occurred prior to such date (the “Extension Amendment Proposal”). The shareholders of the Company approved the Extension Amendment Proposal at the Extension Meeting and on January 31, 2023, the Company filed the Articles Amendment with the Registrar of Companies of the Cayman Islands.

In connection with the vote to approve the Extension Amendment Proposal, the holders of 26,506,157 Class A ordinary shares, par value $0.0001 per share, of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.167 per share, for an aggregate redemption amount of approximately $269,485,746.