Form 10-Q
period 2023-03-31
Constellation Acquisition Corp I
filed 2023-05-15
CIK 1834032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

200 Park Ave, 32nd Floor New York, NY

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

As of May 15, 2023, 4,493,843 shares of Class A ordinary shares, par value $0.0001 per share, and 7,750,000 shares of Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

CONSTELLATION ACQUISITION CORP I
Form 10-Q

For the Quarter Ended March 31, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:
Current Assets:
Cash	$5,864	$37,743
Prepaid expenses	405,365	33,454
Total current assets	411,229	71,197
Cash and investments held in Trust Account	46,851,428	314,517,268
Total Assets	$47,262,657	$314,588,465

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,750,704	$973,996
Due to related party	30,000	—
Promissory notes – related party	227,208	258,780
Convertible Promissory Note - Related Party	741,688	—
Total current liabilities	2,749,600	1,232,776
Deferred underwriting fee	10,850,000	10,850,000
Warrant liability	1,488,360	474,000
Total Liabilities	15,087,960	12,556,776
Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 4,493,843 and 31,000,000 shares at redemption value at approximately $10.43 and $10.15 per share as of March 31, 2023 and December 31, 2022, respectively	46,851,428	314,517,268
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 4,493,843 and 31,000,000 shares subject to possible redemption) as of March 31, 2023 and December 31, 2022, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,750,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	775	775
Additional paid-in capital	—	—
Accumulated deficit	(14,677,506)	(12,486,354)
Total Shareholders’ Deficit	(14,676,731)	(12,485,579)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$47,262,657	$314,588,465

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Formation and operating costs	$1,315,104	$231,395
Loss from Operations	(1,315,104)	(231,395)

Other income (expense):
Interest earned on investments held in Trust Account	1,369,906	4,332
Change in fair value of convertible promissory note – related party	(27,267)	—
Change in fair value of warrant liability	(1,014,360)	4,743,398
Total other income, net	328,279	4,747,730

Net (loss) income	$(986,825)	$4,516,335

Weighted average shares outstanding, Class A ordinary shares	12,151,177	31,000,000
Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.05)	$0.12
Weighted average shares outstanding, Class B ordinary shares	7,750,000	7,750,000
Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.05)	$0.12

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	7,750,000	$775	$—	$(12,486,354)	$(12,485,579)

Proceeds in excess of Fair Value of Convertible Note on issuance	—	—	615,579	—	615,579
Accretion of Class A ordinary shares subject to redemption	—	—	(615,579)	(1,204,327)	(1,819,906)
Net loss	—	—	—	(986,825)	(986,825)
Balance as of March 31, 2023 (unaudited)	7,750,000	$775	$—	$(14,677,506)	$(14,676,731)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	7,750,000	$775	$—	$(20,845,365)	$(20,844,590)
Net income	—	—	—	4,516,335	4,516,335
Balance as of March 31, 2022 (unaudited)	7,750,000	$775	$—	$(16,329,030)	$(16,328,255)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(986,825)	$4,516,335
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,369,906)	(4,332)
Change in fair value of warrant liability	1,014,360	(4,743,398)
Change in fair value of convertible promissory note – related party	27,267	—
Changes in operating assets and liabilities:
Prepaid expenses	(371,911)	65,033
Accrued expenses	776,708	14,918
Due to related party	30,000	—
Prepaid expenses - noncurrent	—	26,396
Net cash used in operating activities	(880,307)	(125,048)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(450,000)	—
Cash withdrawn from Trust Account in connection with redemption	269,485,746	—
Net cash provided by investing activities	269,035,746	—

Cash Flows from Financing Activities:
Payments on promissory note to related party	(31,572)	—
Proceeds from convertible promissory note to related party	1,330,000	—
Redemption of ordinary shares	(269,485,746)	—
Net cash used in financing activities	(268,187,318)	—

Net change in cash	(31,879)	(125,048)
Cash, beginning of the period	37,743	223,378
Cash, end of the period	$5,864	$98,331

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

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Simultaneously with the closing of the IPO, the Company consummated the sale of 5,466,667 private placement warrants (the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant, in a private placement to certain affiliates of the Company’s sponsor, Constellation sponsor GmbH & Co. KG, a German limited partnership (the “Sponsor”), generating gross proceeds of $8,200,000, which is discussed in Note 4.

Transaction costs of the IPO amounted to $17,586,741 consisting of $6,200,000 of underwriting fees, $10,850,000 of deferred underwriting fees (the "Deferred Underwriting Fees"), and $536,741 of other offering costs.

Following the closing of the IPO on January 29, 2021, $310,000,000 ($10.00 per Unit) from the net offering proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay the income taxes, if any, the Company’s amended and restated memorandum and articles of association will provide that the proceeds from the IPO and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the public shareholders, until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations, (b) the redemption of any Public Shares properly tendered in connection with a (A) shareholder vote to amend the amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination by the date by which we are required to consummate a Business Combination pursuant to the Company’s amended and restated memorandum and articles of association (such date, the “Termination Date” and, such period, the “Combination Period”), or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares or pre-initial Business Combination activity, and (c) the redemption of the Public Shares if the Company has not consummated the initial Business Combination within the Combination Period. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within the Combination Period, with respect to such Class A ordinary shares so redeemed.

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

On January 27, 2023, the Company held the Extension Meeting to amend the Company’s amended and restated memorandum and articles of association (the “Articles Amendment”) to extend the date by which the Company has to consummate a Business Combination from January 29, 2023 (the “Original Termination Date”) to April 29, 2023 (the “Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to nine times by an additional one month each time after the Articles Extension Date, by resolution of the Company’s board of directors if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, or a total of up to twelve months after the Original Termination Date, unless the closing of the Company’s initial Business Combination shall have occurred prior to such date (the “Extension Amendment Proposal”). Upon each of the nine one-month extensions, the Sponsor or one or more of its affiliates, members or third-party designees may contribute to the Company $150,000 as a loan to be deposited into the Trust Account. The shareholders of the Company approved the Extension Amendment Proposal at the Extension Meeting and on January 31, 2023, the Company filed the Articles Amendment with the Registrar of Companies of the Cayman Islands.

In connection with the vote to approve the Extension Amendment Proposal, the holders of 26,506,157 Class A ordinary shares, par value $0.0001 per share, of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.167 per share, for an aggregate redemption amount of $269,485,746.

On April 28, 2023, the Company drew an aggregate of $150,000 from the unsecured promissory note, dated January 30, 2023 between the Company and Constellation Sponsor LP and deposited the amount into the Company’s Trust Account. This deposit enables the Company to extend the date by which it must complete its initial Business Combination from April 29, 2023 to May 29, 2023 under the amended and restated memorandum and articles of association (see Note 9)

Risks and Uncertainties

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

Liquidity and Going Concern Consideration

As of March 31, 2023, the Company had $5,864 in its operating bank account, and a working capital deficit of $1,596,683, net of the convertible promissory note - related party.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 31, 2023.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability and convertible promissory notes. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Investments Held in Trust Account

At March 31, 2023, the assets held in the Trust Account were held in a bank deposit account. At December 31, 2022, the assets held in the Trust Account were held in money market mutual funds which invest in U.S. Treasury securities. During the period ended March 31, 2023, the Company withdrew $269,485,746 from the Trust Account in connection with the redemption.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts and trust account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition.

Warrant Liabilities

The Company evaluated the Public Warrants (defined below) and Private Placement Warrants (collectively, “Warrants”, which are discussed in Notes 3, 4, and 8) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the condensed balance sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the condensed statement of operations in the period of change.

Convertible Promissory Note

The Company accounts for their convertible promissory note under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for their convertible promissory note. Using the fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as a non-cash gain or loss on the statements of operations.

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

Class A Ordinary Shares Subject to Possible Redemption

All of the 31,000,000 Class A Ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require Ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at March 31, 2023 and December 31, 2022, all shares of Class A Ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets as of March 31, 2023 and December 31, 2022 are reconciled in the following table:

Gross Proceeds	$310,000,000
Less:
Proceeds allocated to public warrants	(20,150,000)
Class A ordinary shares issuance costs	(16,443,603)
Plus:
Accretion of carrying value to redemption value	41,110,871
Class A ordinary shares subject to possible redemption as of December 31, 2022	314,517,268
Less:
Redemptions	(269,485,746)
Plus:
Accretion of carrying value to redemption value	1,819,906
Class A ordinary shares subject to possible redemption as of March 31, 2023	$46,851,428

Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net (Loss) Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate of 15,800,000 Class A ordinary shares in the calculation of diluted (loss) income per ordinary share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted (loss) income per ordinary share is the same as basic (loss) income per ordinary share for the periods presented.

Basic and diluted net (loss) income per ordinary share for Class A ordinary shares and Class B ordinary shares is calculated by dividing net (loss) income attributable to the Company by the weighted average number of Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Reconciliation of Net (Loss) Income per Ordinary Share

The Company’s condensed statement of operations includes a presentation of (loss) income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Accordingly, basic and diluted (loss) income per Class A ordinary shares and Class B ordinary shares is calculated as follows:

	For the Three Months Ended March 31,
	2023	2022
Class A Ordinary Shares
Allocation of net (loss) income to Class A ordinary shares subject to possible redemption	$(602,531)	$3,613,068
Weighted average Class A ordinary shares subject to possible redemption	12,151,177	31,000,000
Basic and diluted net (loss) income per share	$(0.05)	$0.12

Class B Ordinary Shares
Allocation of net (loss) income to Class B ordinary shares	$(384,294)	$903,267
Weighted average Class B ordinary shares	7,750,000	7,750,000
Basic and diluted net (loss) income per share	$(0.05)	$0.12

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

Each of the Private Placement Warrants are identical to the warrants sold as part of the Units in the IPO except that, so long as they are held by the Sponsor or its permitted transferees: (1) they will not be redeemable by the Company; (2) they (including the Class A Ordinary Shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of the initial Business Combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the Class A Ordinary Shares issuable upon exercise of these warrants) are entitled to registration rights.

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

The Note bears no interest and is payable in full upon the earlier to occur of (i) the Termination Date or (ii) the consummation of the Company’s Business Combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the Note may be accelerated. The affiliates of the Sponsor had the option to convert any unpaid balance of the Note into Private Placement Warrants (the “Conversion Warrants”), each warrant exercisable for one ordinary share of the Company at an exercise price of $1.50 per share. The terms of the Conversion Warrants would be identical to the warrants issued by the Company to affiliates of the Sponsor in a private placement that was consummated in connection with the Company’s initial public offering. The affiliates of the Sponsor shall be entitled to certain registration rights relating to the Conversion Warrants. On May 3, 2021, the Note was amended to remove the option to convert any unpaid balance of the Note into Private Placement Warrants. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under the Note, respectively.

During the year ended December 31, 2022, the Company issued a number of unsecured promissory notes (the “Notes”) totaling $258,780 to certain executive officers and affiliates of the Company. The proceeds of the Notes will be used as general working capital purposes.

The Notes bear no interest and is payable in full upon the earlier to occur of (i) the Termination Date or (ii) the consummation of the Company’s Business Combination. Failure to pay the principals within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the Notes may be accelerated. As of March 31, 2023 and December 31, 2022, $227,208 and $258,780 is outstanding under the Notes, respectively.

Administrative Support Agreement

As of January 26, 2021 the Company had agreed, commencing on the date of the securities of the Company are first listed on The New York Stock Exchange (the “Listing Date”), to pay the Sponsor up to $10,000 per month for office space, utilities and secretarial and administrative support, and other obligations of the sponsor. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023 and 2022, the Company recorded $30,000 and $0 administrative service fees, respectively.

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

On January 18, 2023, the Company issued an unsecured promissory note (the “Note”) in the amount of $230,000.00 to the Sponsor. The proceeds of the Note will be used for general working capital purposes. The Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s Business Combination or (ii) the date that the winding up of the Company is effective. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the Note may be accelerated. At the election of the Sponsor, all or a portion of the unpaid principal amount of the Note may be converted into warrants of the Company, at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share, $0.0001 par value per share, of the Company. The Warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Company’s initial public offering. As of March 31, 2023, $230,000 is outstanding under this Note.

As disclosed in the definitive proxy statement filed by the Company with the SEC on December 30, 2022 (the “Proxy Statement”), relating to the extraordinary general meeting of shareholders of the Company (the “Extension Meeting”), the Sponsor agreed that if the Extension Amendment Proposal is approved, it or one or more of its affiliates, members or third-party designees (the “Lender”) will contribute to the Company as a loan, within ten (10) business days of the date of the Extension Meeting, $450,000, to be deposited into the Trust Account established in connection with the Company’s initial public offering (the “Trust Account”). In addition, in the event the Company does not consummate an initial Business Combination by the Articles Extension Date, the Lender may contribute to the Company $150,000 as a loan to be deposited into the Trust Account for each of nine one-month extensions following the Articles Extension Date.

Accordingly, on January 30, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $3,000,000 (the “Promissory Note”) to the Sponsor. The Sponsor funded the initial principal amount of $450,000 on January 30, 2023. The Promissory Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Promissory Note will be deposited in the Trust Account. At the election of the Payee, $1,270,000 of the total principal amount of the Promissory Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the initial public offering of the Company. As of March 31, 2023, $1,100,000 is outstanding under this Note.

As of March 31, 2023 and December 31, 2022 there was $1,330,000 and $0 of borrowings under the Working Capital Loans, respectively. The notes were valued using the fair value method. The fair value of the notes as of March 31, 2023 was $741,688, which resulted in a change in fair value of the convertible promissory note of $27,267 recorded in the statements of operations for the three months ended March 31, 2023 (see Note 8).

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

Investment Agreement

On January 26, 2023, the Company, entered into an Investment Agreement (the “Investment Agreement”) with the Sponsor, and Endurance Constellation, LLC, a Delaware limited liability company (the “Investor”), pursuant to which the Investor agreed to contribute to the Sponsor an aggregate amount in cash equal up to $3,000,000 (the “Investment Contribution”), which amount will be loaned to the Company in accordance with the Promissory Note (as defined below) (the “Investment Loan”), in consideration for which, the New Sponsor shall issue to the Investor interests in certain equity securities.

In connection with the closing of the transactions contemplated by the Investment Agreement, on January 26, 2023, the Sponsor underwent a reorganization pursuant to which the limited partners of the Sponsor transferred all of their limited partnership interests to the New Sponsor. On January 26, 2023, the Sponsor was liquidated pursuant to applicable law by the retirement of the general partner of the Sponsor (the second to last partner of the Sponsor) and all securities held by the Sponsor were distributed by operation of law to its sole remaining limited partner, the New Sponsor, following which, on January 30, 2023, control of the New Sponsor was transferred to affiliates of Antarctica Capital Partners, LLC.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. On March 31, 2023 and December 31, 2022, there were no shares of preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. On March 31, 2023 and December 31, 2022, there were no shares issued and outstanding, excluding 4,493,843 and 31,000,000 and no shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On March 31, 2023 and December 31, 2022, there were 7,750,000 shares issued and outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2023	Level	December 31, 2022
Assets:
Investments held in Trust Account	1	$46,851,428	1	$314,517,268
Liabilities
Public Warrant Liability	2	$973,400	1	$310,000
Private Warrant Liability	2	$514,960	2	$164,000
Convertible Promissory Note – Related Party	3	$741,688	—	$—

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The Company established the initial fair value for the Public Warrants on January 29, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model, and for the Private Warrants on January 29, 2021, using a Black Scholes Model. As of March 31, 2023 and December 31, 2022, the fair value for the Private Warrants was estimated using a Black Scholes Model, and the fair value of the Public Warrants by reference to the quoted market price of the warrants. The Public and Private Warrants were classified as Level 3 at the initial measurement date, and the Private Warrants were classified as Level 3 as of December 31, 2021 due to the use of unobservable inputs. Transfers between levels are recognized at the end of each quarterly reporting period. As of March 31, 2021, the Public Warrants were reclassified from a Level 3 to a Level 1 classification due to use of the observed trading price of the separated Public Warrants. The estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 fair value measurement during the three months ended March 31, 2023 was $973,400.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement Warrants
Fair Value as of December 31, 2021	$3,473,299
Change in fair value	(1,642,365)
Fair Value as of March 31, 2022	$1,830,934

The estimated fair value of the Convertible Promissory Note was based on the following significant inputs:

	March 31, 2023	January 18, 2023
Risk-free interest rate	$3.58%	$3.41%
Expected volatility	3.00%	3.00%
Conversion Price	$1.50	$1.50
Unobserved Deal Scenario Stock Price	$2.70	$2.15
Probability of transaction	60.0%	60.0%

The following table presents the changes in the fair value of the Level 3 Convertible Promissory Note:

Convertible
Promissory
Note
Fair value as of December 31, 2022	$—
Proceeds received through Convertible Promissory Note	1,330,000
Proceeds in excess of Fair Value of Convertible Note on issuance	(615,579)
Change in valuation inputs or other assumptions	27,267
Fair value as of March 31, 2023	$741,688

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2023 for the convertible promissory note.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based on this review, other than as described below, the Company determined no events have occurred that would require adjustments to the disclosures in the condensed financial statements.

On April 28, 2023, the Company drew an aggregate of $150,000 (the “Extension Funds”), as approved by unanimous director resolution, dated April 24, 2023, pursuant to the unsecured promissory note, dated January 30, 2023 between the Company and Constellation Sponsor LP (the “Note”), which Extension Funds the Company deposited into the Company’s Trust Account for its public shareholders. This deposit enables the Company to extend the date by which it must complete its initial Business Combination from April 29, 2023 to May 29, 2023 (the “Extension”). The Extension is the first of nine one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial Business Combination. The Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the Note will be repaid only from amounts remaining outside of the Company’s Trust Account, if any.

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

Overview

We are a blank check company incorporated in Cayman Islands on November 20, 2020. We were formed for the purpose of effecting a “Business Combination”.

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

Since the closing of the Initial Public Offering and the Private Placement, $310.00 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in the Trust Account and was invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. On January 27, 2023, we liquidated the U.S. government treasury obligations or money market funds held in the trust account.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

We will only have until the Combination Period. If we do not complete a Business Combination within this period of time, we will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Trust Account, including interest and not previously released to us to fund our working capital requirements (less taxes payable and up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of our net assets to our remaining shareholders, as part of our plan of dissolution and liquidation. Our Sponsor and our executive officers and independent director nominees (the “initial shareholders”) entered into a letter agreement with us, pursuant to which they have waived their rights to participate in any redemption with respect to their Founder Shares; however, if the initial shareholders or any of our officers, directors or affiliates acquire ordinary shares in or after the Initial Public Offering, they will be entitled to a pro rata share of the Trust Account upon our redemption or liquidation in the event we do not complete a Business Combination within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Initial Public Offering price per Unit in the Initial Public Offering.

On January 27, 2023, the Company held the Extension Meeting to amend the Company’s Articles Amendment by accepting the Extension Amendment Proposal. The shareholders of the Company approved the Extension Amendment Proposal at the Extension Meeting and on January 31, 2023, the Company filed the Articles Amendment with the Registrar of Companies of the Cayman Islands.

Liquidity and Going Concern Consideration

As of March 31, 2023, the Company had $5,864 in its operating bank account, and a working capital of deficit of $1,596,683, net of the convertible promissory note - related party.

The Company is within 12 months of its mandatory liquidation as of the time of filing this 10Q. In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate.

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

Results of Operations

Our entire activity from inception through March 31, 2023 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income and dividends on investments held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net loss of approximately $0.9 million, which included a loss from operations of $1.30 million, a loss from the change in fair value of convertible notes – related party of $0.02 million and a loss from the change in fair value of warrant liabilities of $1.0 million, offset by an interest earned on investments held in Trust Account of $1.4 million.

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

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability and convertible promissory notes. Actual results may differ from these estimates under different assumptions or conditions.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Inflation

We do not believe that inflation had a material impact on our business, revenues or operating results during the period presented.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

On January 27, 2023, we liquidated the U.S. government treasury obligations or money market funds held in the Trust Account. The funds in the Trust Account will be maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of our initial Business Combination and our liquidation. Interest on such deposit account is currently approximately 2.5% - 3.0% per anum, but such deposit account carries a variable rate, and we cannot assure you that such rate will not decrease or increase significantly.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2023. Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our filing on Form 10-K filed with the SEC on March 31, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

Dated: May 15, 2023	By:	/s/ Jarett Goldman
	Name:	Jarett Goldman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)