Form 10-Q
period 2023-06-30
Constellation Acquisition Corp I
filed 2023-08-15
CIK 1834032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 15, 2023, 4,493,843 Class A ordinary shares, par value $0.0001 per share, and 7,750,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

CONSTELLATION ACQUISITION CORP I
Form 10-Q

For the Quarter Ended June 30, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current Assets:
Cash	$3,236	$37,743
Prepaid expenses	281,380	33,454
Total current assets	284,616	71,197
Cash and investments held in Trust Account	47,837,943	314,517,268
Total Assets	$48,122,559	$314,588,465

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,820,826	$973,996
Due to related party	60,000	—
Promissory notes – related party	227,208	258,780
Convertible Promissory Note - Related Party	1,865,000	—
Total current liabilities	3,973,034	1,232,776
Deferred underwriting fee	10,850,000	10,850,000
Warrant liability	926,670	474,000
Total Liabilities	15,749,704	12,556,776
Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 4,493,843 and 31,000,000 shares at redemption value at approximately $10.65 and $10.15 per share as of June 30, 2023 and December 31, 2022, respectively	47,837,943	314,517,268
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 4,493,843 and 31,000,000 shares subject to possible redemption) as of June 30, 2023 and December 31, 2022, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,750,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	775	775
Additional paid-in capital	—	—
Accumulated deficit	(15,465,863)	(12,486,354)
Total Shareholders’ Deficit	(15,465,088)	(12,485,579)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$48,122,559	$314,588,465

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Formation and operating costs	$311,735	$359,218	$1,626,839	$590,613
Loss from Operations	(311,735)	(359,218)	(1,626,839)	(590,613)

Other income:
Interest earned on investments held in Trust Account	536,515	231,038	1,906,421	235,370
Change in fair value of warrant liability	561,690	3,007,632	(452,670)	7,751,030
Total other income, net	1,098,205	3,238,670	1,453,751	7,986,400

Net income (loss)	$786,470	$2,879,452	$(173,088)	$7,395,787

Weighted average shares outstanding, Class A ordinary shares	4,493,843	31,000,000	8,301,357	31,000,000
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.06	$0.07	$(0.01)	$0.19
Weighted average shares outstanding, Class B ordinary shares	7,750,000	7,750,000	7,750,000	7,750,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.06	$0.07	$(0.01)	$0.19

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	7,750,000	$775	$—	$(12,486,354)	$(12,485,579)
Accretion of Class A ordinary shares subject to redemption	—	—	—	(1,819,906)	(1,819,906)
Net loss	—	—	—	(959,558)	(959,558)
Balance as of March 31, 2023 (unaudited), as revised	7,750,000	$775	$—	$(15,265,818)	$(15,265,043)
Accretion of Class A ordinary shares subject to redemption	—	—	—	(986,515)	(986,515)
Net income	—	—	—	786,470	786,470
Balance as of June 30, 2023 (unaudited)	7,750,000	$775	$—	$(15,465,863)	$(15,465,088)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	7,750,000	$775	$—	$(20,845,365)	$(20,844,590)
Net income	—	—	—	4,516,335	4,516,335
Balance as of March 31, 2022 (unaudited)	7,750,000	$775	$—	(16,329,030)	(16,328,255)
Accretion of Class A ordinary shares subject to redemption	—	—	—	(278,958)	(278,958)
Net income	—	—	—	2,879,452	2,879,452
Balance as of June 30, 2022 (unaudited)	7,750,000	$775	$—	$(13,728,536)	$(13,727,761)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(173,088)	$7,395,787
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,906,421)	(235,370)
Change in fair value of warrant liability	452,670	(7,751,030)
Changes in operating assets and liabilities:
Prepaid expenses	(247,926)	123,065
Accounts payable and accrued expenses	846,830	137,571
Due to related party	60,000	—
Prepaid expenses - noncurrent	—	26,396
Net cash used in operating activities	(967,935)	(303,581)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(900,000)	—
Cash withdrawn from Trust Account in connection with redemption	269,485,746	—
Net cash provided by investing activities	268,585,746	—

Cash Flows from Financing Activities:
Payments on promissory note to related party	(31,572)	—
Proceeds from issuance of promissory note to related party	—	227,945
Proceeds from convertible promissory note to related party	1,865,000	—
Redemption of ordinary shares	(269,485,746)	—
Net cash (used in) provided by financing activities	(267,652,318)	227,945

Net change in cash	(34,507)	(75,636)
Cash, beginning of the period	37,743	223,378
Cash, end of the period	$3,236	$147,742

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

As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Transaction costs of the IPO amounted to $17,586,741 consisting of $6,200,000 of underwriting fees, $10,850,000 of deferred underwriting fees (the “Deferred Underwriting Fees”), and $536,741 of other offering costs.

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

On April 28, 2023, the Company drew an aggregate of $150,000, as approved by unanimous director resolution, dated April 24, 2023, pursuant to the unsecured promissory note, dated January 30, 2023 between the Company and the New Sponsor (the ” Extension Note”), which funds the Company deposited into the Company’s Trust Account for its public shareholders. This deposit enables the Company to extend the date by which it must complete its initial Business Combination from April 29, 2023 to May 29, 2023 (the “First Extension”). The First Extension is the first of nine one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial Business Combination. The Extension Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the Extension Note will be repaid only from amounts remaining outside of the Company’s Trust Account, if any.

On May 26, 2023, the Company drew an additional $150,000 , as approved by unanimous director resolution, dated May 20, 2023, pursuant to the Extension Note, which funds the Company deposited into the Company’s Trust Account for its public shareholders. This deposit enables the Company to extend the date by which it must complete its initial Business Combination from May 29, 2023 to June 29, 2023 (the “Second Extension”). The Second Extension is the second of nine one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial Business Combination.

On July 3, 2023, the Company drew an additional $150,000, as approved by unanimous director resolution, dated June 28, 2023, pursuant to the Extension Note, which funds the Company deposited into the Company’s Trust Account for its public shareholders. This deposit enables the Company to extend the date by which it must complete its initial Business Combination from June 29, 2023 to July 29, 2023 (the “Third Extension”). The Third Extension is the third of nine one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial Business Combination.

On July 28, 2023, the Company drew an additional $150,000, as approved by unanimous director resolution, dated July 27, 2023, pursuant to the Extension Note, which funds the Company deposited into the Company’s Trust Account for its public shareholders. This deposit enables the Company to extend the date by which it must complete its initial Business Combination from July 29, 2023 to August 29, 2023 (the “Fourth Extension”). The Fourth Extension is the fourth of nine one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial Business Combination.

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

Management acknowledges that the Company depends on a variety of U.S. and multi-national financial institutions for banking services. Market conditions can impact the viability of these institutions, which in effect will affect the Company’s ability to maintain and provide assurances that the Company can access its cash and cash equivalents in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect the Company’s liquidity, business and financial condition.

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

Liquidity and Going Concern Consideration

As of June 30, 2023, the Company had $3,236 in its operating bank account, and a working capital deficit of $1,823,418, net of the convertible promissory note - related party.

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

Note 2 — Revision of Previously Issued Financial Statements

During the course of preparing the quarterly report on Form 10-Q for the three and six months ended June 30, 2023, the Company identified a misstatement in its misapplication of accounting guidance related to the Company’s Convertible Promissory Note – Related Party issued during the three months ended March 31, 2023. The fair value of the note was significantly below par value at initial borrowing and which resulted in an offsetting entry to additional paid in capital, further recording to additional paid in capital would be precluded under the related party guidance precludes the fair value option. As such, under ASC 825-10 the fair value method that was elected was not permitted. The proper treatment is to analyze the features of the Convertible Promissory Notes– Related Party under ASC 815, which resulted in the conversion option having de minimis value. As such the Convertible promissory notes – related party should have been booked at par value. The Company determined this error was not material to the Form 10Q for the three months ended March 31, 2023.

The impact of the revision on the Company’s financial statements is reflected in the following tables.

	As previously Reported	Adjustments	As Revised
Unaudited Condensed Balance sheet as of March 31, 2023
Convertible promissory notes– related party	$741,688	$588,312	$1,330,000
Accumulated Deficit	$(14,677,506)	$(588,312)	$(15,265,818)
Total Liabilities	$15,087,960	$588,312	$15,676,272
Total Stockholders’ Deficit	$(14,676,731)	$(588,312)	$(15,265,043)

	As previously Reported	Adjustments	As Revised
Unaudited Condensed Statement of Operations for the Three Months Ended March 31, 2023
Unrealized (loss) gain on change in fair value of Convertible Note	$(27,267)	$27,267	$—
Total other income (expense)	$328,279	$27,267	$355,546
Net Income (loss)	$(986,825)	$27,267	$(959,558)

	As previously Reported	Adjustments	As Revised
Unaudited Condensed Statement of Changes in Shareholders’ Deficit as of March 31, 2023
Proceeds in excess of Fair Value of Convertible Note on issuance	$615,579	$(615,579)	$—
Net Income (loss)	$(986,825)	$27,267	$(959,558)
Accumulated Deficit	$(14,677,506)	$(588,312)	$(15,265,818)
Total Stockholders’ Deficit	$(14,676,731)	$(588,312)	$(15,265,043)

	As previously Reported	Adjustments	As Revised
Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2023
Net (loss) income	$(986,825)	27,267	(959,558)
Unrealized (loss) gain on change in fair value of Convertible Note	$(27,267)	$27,267	$—

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Cash and Investments Held in Trust Account

At June 30, 2023, the assets held in the Trust Account were held in a bank deposit account. At December 31, 2022, the assets held in the Trust Account were held in money market mutual funds which invest in U.S. Treasury securities. During the period ended June 30, 2023, the Company withdrew $269,485,746 from the Trust Account in connection with the redemption.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts and a Trust Account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition.

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

Convertible Promissory Note

The Company analyzed the Convertible Promissory Notes to assess if the fair value option was appropriate, due to the substantial premium which results in an offsetting entry to additional paid in capital and under the related party guidance which precludes the fair value option it was determined the fair value option was not appropriate. As such, the Company accounted for the Convertible Promissory Notes, analyzing the conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free-standing derivative financial instruments.

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

Class A Ordinary Shares Subject to Possible Redemption

All of the 31,000,000 Class A Ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require Ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at June 30, 2023 and December 31, 2022, 4,493,843 and 31,000,000 Class A Ordinary shares subject to possible redemption were presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, respectively.

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

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets as of June 30, 2023 and December 31, 2022 are reconciled in the following table:

Gross Proceeds	$310,000,000
Less:
Proceeds allocated to public warrants	(20,150,000)
Class A ordinary shares issuance costs	(16,443,603)
Plus:
Accretion of carrying value to redemption value	41,110,871
Class A ordinary shares subject to possible redemption as of December 31, 2022	314,517,268
Less:
Redemptions	(269,485,746)
Plus:
Accretion of carrying value to redemption value	1,819,906
Class A ordinary shares subject to possible redemption as of March 31, 2023	46,851,428
Plus:
Accretion of carrying value to redemption value	986,515
Class A ordinary shares subject to possible redemption as of June 30, 2023	$47,837,943

Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Reconciliation of Net (Loss) Income per Ordinary Share

The Company’s condensed statements of operations include a presentation of (loss) income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Accordingly, basic and diluted (loss) income per Class A ordinary shares and Class B ordinary shares is calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Class A Ordinary Shares
Allocation of net (loss) income to Class A ordinary shares subject to possible redemption	$376,026	$2,303,562	$19,491	$5,916,630
Weighted average Class A ordinary shares subject to possible redemption	4,493,843	31,000,000	8,301,357	31,000,000
Basic and diluted net (loss) income per share	$0.06	$0.07	$(0.01)	$0.19

Class B Ordinary Shares
Allocation of net (loss) income to Class B ordinary shares	$648,487	$575,890	$18,197	$1,479,157
Weighted average Class B ordinary shares	7,750,000	7,750,000	7,750,000	7,750,000
Basic and diluted net (loss) income per share	$0.06	$0.07	$(0.01)	$0.19

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

See Note 9 for additional information on assets and liabilities measured at fair value on a recurring basis.

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

On February 23, 2021, the Company issued an unsecured promissory note (the “2021 Note”) in the amount of up to $699,999 to certain affiliates of the Sponsor. The proceeds of the 2021 Note, which may be drawn down from time to time until the Company consummates its initial Business Combination, will be used as general working capital purposes.

The 2021 Note bears no interest and is payable in full upon the earlier to occur of (i) the Termination Date or (ii) the consummation of the Company’s Business Combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2021 Note may be accelerated. The affiliates of the Sponsor had the option to convert any unpaid balance of the 2021 Note into Private Placement Warrants (the “Conversion Warrants”), each warrant exercisable for one ordinary share of the Company at an exercise price of $1.50 per share. The terms of the Conversion Warrants would be identical to the warrants issued by the Company to affiliates of the Sponsor in a private placement that was consummated in connection with the Company’s initial public offering. The affiliates of the Sponsor shall be entitled to certain registration rights relating to the Conversion Warrants. On May 3, 2021, the 2021 Note was amended to remove the option to convert any unpaid balance of the 2021 Note into Private Placement Warrants. As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under the 2021 Note, respectively.

During the year ended December 31, 2022, the Company issued a number of unsecured promissory notes (the “2022 Notes”) totaling $258,780 to certain executive officers and affiliates of the Company. The proceeds of the 2022 Notes will be used as general working capital purposes.

The 2022 Notes bear no interest and is payable in full upon the earlier to occur of (i) the Termination Date or (ii) the consummation of the Company’s Business Combination. Failure to pay the principals within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2022 Notes may be accelerated. As of June 30, 2023 and December 31, 2022, $227,208 and $258,780 is outstanding under the 2022 Notes, respectively.

Administrative Support Agreement

As of January 26, 2021 the Company had agreed, commencing on the date of the securities of the Company are first listed on The New York Stock Exchange (the “Listing Date”), to pay the Sponsor up to $10,000 per month for office space, utilities and secretarial and administrative support, and other obligations of the Sponsor. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2023, the Company recorded $30,000 and $60,000 in administrative service fees, respectively, of which $60,000 were included in accrued expenses in the accompanying balance sheet as of June 30, 2022. For the three and six months ended June 30, 2022, the Sponsor agreed to waive such fees, and as such, the Company has recorded no administrative service fees.

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

On January 18, 2023, the Company issued an unsecured promissory note (the “2023 Note”) in the amount of $230,000 to the Sponsor. The proceeds of the 2023 Note will be used for general working capital purposes. The 2023 Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s Business Combination or (ii) the date that the winding up of the Company is effective. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2023 2023 Note may be accelerated. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2023 Note may be converted into warrants of the Company, at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share, $0.0001 par value per share, of the Company. The Warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Company’s initial public offering. As of June 30, 2023, $230,000 is outstanding under this 2023 Note.

As disclosed in the definitive proxy statement filed by the Company with the SEC on December 30, 2022 (the “Proxy Statement”), relating to the extraordinary general meeting of shareholders of the Company (the “Extension Meeting”), the Sponsor agreed that if the Extension Amendment Proposal is approved, it or one or more of its affiliates, members or third-party designees (the “Lender”) will contribute to the Company as a loan, within ten (10) business days of the date of the Extension Meeting, $450,000, to be deposited into the Trust Account. In addition, in the event the Company does not consummate an initial Business Combination by the Articles Extension Date, the Lender may contribute to the Company $150,000 as a loan to be deposited into the Trust Account for each of nine one-month extensions following the Articles Extension Date.

Accordingly, on January 30, 2023, the Company issued the Extension Note to the Sponsor. The Sponsor funded the initial principal amount of $450,000 on January 30, 2023. The Extension Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Extension Note will be deposited in the Trust Account. At the election of the Payee, $1,270,000 of the total principal amount of the Extension Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the initial public offering of the Company. As of June 30, 2023, $1,635,000 is outstanding under this Extension Note.

The Notes were accounted for using the bifurcation method, and was determined that the conversion feature was de minimis and was recorded at par value As of June 30, 2023 and December 31, 2022 there was $1,865,000 and $0 of borrowings under the Working Capital Loans, respectively.

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

Investment Agreement

On January 26, 2023, the Company, entered into an Investment Agreement (the “Investment Agreement”) with the Sponsor, and Endurance Constellation, LLC, a Delaware limited liability company (the “Investor”), pursuant to which the Investor agreed to contribute to the Sponsor an aggregate amount in cash equal up to $3,000,000 (the “Investment Contribution”), which amount will be loaned to the Company in accordance with the Extension Note, in consideration for which, the New Sponsor shall issue to the Investor interests in certain equity securities.

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

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. On June 30, 2023 and December 31, 2022, there were no shares of preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. On June 30, 2023 and December 31, 2022, there were no shares issued and outstanding, excluding 4,493,843 and 31,000,000 and no shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On June 30, 2023 and December 31, 2022, there were 7,750,000 shares issued and outstanding.

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2023	Level	December 31, 2022
Assets:
Cash and Investments held in Trust Account	1	$47,837,943	1	$314,517,268
Liabilities
Public Warrant Liability	2	$606,050	1	$310,000
Private Warrant Liability	2	$320,620	2	$164,000

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The Company established the initial fair value for the Public Warrants on January 29, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model, and for the Private Warrants on January 29, 2021, using a Black Scholes Model. As of June 30, 2023 and December 31, 2022, the fair value the Private Warrants were valued utilizing the quoted market price of the Public Warrants, and the fair value of the Public Warrants by reference to the quoted market price of the warrants. The Public and Private Warrants were classified as Level 3 at the initial measurement date. The estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 fair value measurement during the six months ended June 30, 2023 was $606,050.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement Warrants
Fair Value as of December 31, 2021	$3,473,299
Change in fair value	(1,642,365)
Fair Value as of March 31, 2022	$1,830,934
Change in fair value	(1,021,565)
Fair Value as of June 30, 2022	$809,369

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based on this review, other than as described below, the Company determined no events have occurred that would require adjustments to the disclosures in the condensed financial statements.

On July 28, 2023, the Company drew an additional $150,000, as approved by unanimous director resolution, dated July 27, 2023, pursuant to the Extension Note, which funds the Company deposited into the Company’s Trust Account for its public shareholders. This deposit enables the Company to extend the date by which it must complete its initial Business Combination from July 29, 2023 to August 29, 2023 (the “Fourth Extension”). The Fourth Extension is the fourth of nine one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial Business Combination. The Extension Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the Extension Note will be repaid only from amounts remaining outside of the Company’s Trust Account, if any.

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

Our Sponsor is Constellation Sponsor GmbH & Co. KG, a German limited partnership. The registration statement for the Initial Public Offering was declared effective on January 26, 2021. On January 29, 2021, we consummated the Initial Public Offering of 31,000,000 Units, at $10.00 per Unit, generating gross proceeds of $310.0 million, and incurring offering costs of $17,586,741 million, inclusive of $10,850,000 million in deferred underwriting commissions. On January 26, 2023, our Sponsor underwent a reorganization pursuant to which the limited partners of our Sponsor transferred all of their limited partnership interests to Constellation Sponsor LP, a newly formed Delaware limited partnership (the “New Sponsor”). On January 26, 2023, our Sponsor was liquidated pursuant to applicable law by the retirement of the general partner of our Sponsor (the second to last partner of our Sponsor) and all securities held by our Sponsor were distributed by operation of law to its sole remaining limited partner, the New Sponsor, following which, on January 30, 2023, control of the New Sponsor was transferred to affiliates of Antarctica Capital Partners, LLC.

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

Liquidity and Going Concern Consideration

As of June 30, 2023, the Company had $3,236 in its operating bank account, and a working capital of deficit of $1,823,418, net of the convertible promissory note - related party.

The Company is within 12 months of its mandatory liquidation as of the time of filing this 10Q. In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or August 29, 2023, the date the Company is required to liquidate.

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

On January 24, 2023, we held an Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a Business Combination. In connection with that vote, the holders of 26,506,157 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.167 per share, for an aggregate redemption amount of $269,485,746. After the satisfaction of such redemptions, the balance in our Trust Account was $46,138,503.

Results of Operations

Our entire activity from inception through June 30, 2023 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income and dividends on cash and investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net income of approximately $0.8 million, which included interest earned on investments held in the Trust Account of $0.5 million and a gain from the change in fair value of warrant liabilities of $0.6 million, offset by a loss from operations of $0.3 million.

For the six months ended June 30, 2023, we had a net loss of approximately $0.2 million, which included an interest earned on investments held in the Trust Account of $1.9 million, offset by loss from operations of $1.6 million and a loss from the change in fair value of warrant liabilities of $0.5 million.

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

Underwriting Agreement

We paid an underwriting discount of 2% of the per Unit offering price, or approximately $6,200,000 million in the aggregate at the closing of the Initial Public Offering, and agreed to pay the Deferred Underwriting Fees of 3.5% of the gross offering proceeds, or approximately $10,850,000 in the aggregate upon the Company’s completion of an Initial Business Combination. The Deferred Underwriting Fees will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 15, 2023	By:	/s/ Jarett Goldman
	Name:	Jarett Goldman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)