Form 10-Q
period 2023-09-30
Constellation Acquisition Corp I
filed 2023-11-14
CIK 1834032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, 4,493,843 Class A ordinary shares, par value $0.0001 per share, and 7,750,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

CONSTELLATION ACQUISITION CORP I
Form 10-Q

For the Quarter Ended September 30, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current Assets:
Cash	$1,241	$37,743
Prepaid expenses	157,396	33,454
Total current assets	158,637	71,197
Cash and investments held in Trust Account	48,841,918	314,517,268
Total Assets	$49,000,555	$314,588,465

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$2,365,183	$973,996
Due to related party	90,000	—
Promissory notes – related party	227,208	258,780
Convertible Promissory Note - Related Party	2,346,000	—
Total current liabilities	5,028,391	1,232,776
Deferred underwriting fee	10,850,000	10,850,000
Warrant liability	442,400	474,000
Total Liabilities	16,320,791	12,556,776
Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 4,493,843 and 31,000,000 shares at redemption value at approximately $10.87 and $10.15 per share as of September 30, 2023 and December 31, 2022, respectively	48,841,918	314,517,268
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 4,493,843 and 31,000,000 shares subject to possible redemption) as of September 30, 2023 and December 31, 2022, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,750,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022	775	775
Additional paid-in capital	—	—
Accumulated deficit	(16,162,929)	(12,486,354)
Total Shareholders’ Deficit	(16,162,154)	(12,485,579)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$49,000,555	$314,588,465

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative costs	$731,336	$277,365	$2,358,175	$867,978
Loss from Operations	(731,336)	(277,365)	(2,358,175)	(867,978)

Other income:
Interest earned on investments held in Trust Account	553,975	1,615,577	2,460,396	1,850,947
Change in fair value of warrant liability	484,270	1,514,949	31,600	9,265,979
Total other income	1,038,245	3,130,526	2,491,996	11,116,926

Net income	$306,909	$2,853,161	$133,821	$10,248,948

Weighted average shares outstanding, Class A ordinary shares	4,493,843	31,000,000	7,018,239	31,000,000
Basic and diluted net income per share, Class A ordinary shares	$0.03	$0.07	$0.01	$0.26
Weighted average shares outstanding, Class B ordinary shares	7,750,000	7,750,000	7,750,000	7,750,000
Basic and diluted net income per share, Class B ordinary shares	$0.03	$0.07	$0.01	$0.26

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	7,750,000	$775	$—	$(12,486,354)	$(12,485,579)
Accretion of Class A ordinary shares subject to redemption	—	—	—	(1,819,906)	(1,819,906)
Net loss	—	—	—	(959,558)	(959,558)
Balance as of March 31, 2023 (unaudited), as revised	7,750,000	$775	$—	$(15,265,818)	$(15,265,043)
Accretion of Class A ordinary shares subject to redemption	—	—	—	(986,515)	(986,515)
Net income	—	—	—	786,470	786,470
Balance as of June 30, 2023 (unaudited)	7,750,000	$775	$—	$(15,465,863)	$(15,465,088)
Accretion of Class A ordinary shares subject to redemption	—	—	—	(1,003,975)	(1,003,975)
Net income	—	—	—	306,909	306,909
Balance as of September 30, 2023 (unaudited)	7,750,000	$775	$—	$(16,162,929)	$(16,162,154)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	7,750,000	$775	$—	$(20,845,365)	$(20,844,590)
Net income	—	—	—	4,516,335	4,516,335
Balance as of March 31, 2022 (unaudited)	7,750,000	$775	$—	(16,329,030)	(16,328,255)
Accretion of Class A ordinary shares subject to redemption	—	—	—	(278,958)	(278,958)
Net income	—	—	—	2,879,452	2,879,452
Balance as of June 30, 2022 (unaudited)	7,750,000	775	—	(13,728,536)	(13,727,761)
Accretion of Class A ordinary shares subject to redemption	—	—	—	(1,615,577)	(1,615,577)
Net income	—	—	—	2,853,161	2,853,161
Balance as of September 30, 2022 (unaudited)	7,750,000	$775	$—	$(12,490,952)	$(12,490,177)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$133,821	$10,248,948
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(2,460,396)	(1,850,947)
Change in fair value of warrant liability	(31,600)	(9,265,979)
Changes in operating assets and liabilities:
Prepaid expenses	(123,942)	247,174
Accounts payable and accrued expenses	1,391,187	230,817
Due to related party	90,000	—
Prepaid expenses - noncurrent	—	26,396
Net cash used in operating activities	(1,000,930)	(363,591)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(1,350,000)	—
Cash withdrawn from Trust Account in connection with redemption	269,485,746	—
Net cash provided by investing activities	268,135,746	—

Cash Flows from Financing Activities:
Payments on promissory note to related party	(31,572)	—
Proceeds from issuance of promissory note to related party	—	258,780
Proceeds from convertible promissory note to related party	2,346,000	—
Redemption of Class A ordinary shares	(269,485,746)	—
Net cash (used in) provided by financing activities	(267,171,318)	258,780

Net change in cash	(36,502)	(104,811)
Cash, beginning of the period	37,743	223,378
Cash, end of the period	$1,241	$118,567

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Constellation Acquisition Corp I (the “Company”) is a newly organized blank check company incorporated in Cayman Islands on November 20, 2020. The Company was formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”).

As of September 30, 2023, the Company had not commenced any operations. All activity through September 30, 2023 relates to the Company’s formation and the Initial Public Offering (the “IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on January 26, 2021 (the “Effective Date”). On January 29, 2021, the Company consummated the IPO of 31,000,000 units (the “Units” and, with respect to the shares of Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), included in the Units sold, the “Public Shares”), including 1,000,000 Units issued pursuant to the partial exercise of the underwriters’ over-allotment option, at $10.00 per Unit, generating gross proceeds of $310,000,000, which is discussed in Note 3. Each Unit consists of one Class A ordinary share, and one-third of one redeemable warrant to purchase one Class A ordinary share at a price of $11.50 per whole share.

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

The Sponsor, officers and directors have agreed to waive their redemption rights with respect to their Founder Shares (as defined below) and any Public Shares purchased during or after the IPO in connection with (i) the completion of the initial Business Combination and (ii) a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete its initial Business Combination within the Combination Period.

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

On January 27, 2023, the Company held an extraordinary general meeting of shareholders of the Company (the “Extension Meeting”) to amend the Company’s amended and restated memorandum and articles of association (the “Articles Amendment”) to extend the date by which the Company has to consummate a Business Combination from January 29, 2023 (the “Original Termination Date”) to April 29, 2023 (the “Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to nine times by an additional one month each time after the Articles Extension Date, by resolution of the Company’s board of directors if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, or a total of up to twelve months after the Original Termination Date, unless the closing of the Company’s initial Business Combination shall have occurred prior to such date (the “Extension Amendment Proposal”). Upon each of the nine one-month extensions, the Sponsor or one or more of its affiliates, members or third-party designees may contribute to the Company $150,000 as a loan to be deposited into the Trust Account. The shareholders of the Company approved the Extension Amendment Proposal at the Extension Meeting and on January 31, 2023, the Company filed the Articles Amendment with the Registrar of Companies of the Cayman Islands.

In connection with the vote to approve the Extension Amendment Proposal, the holders of 26,506,157 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.17 per share, for an aggregate redemption amount of $269,485,746.

On April 28, 2023, the Company drew an aggregate of $150,000, as approved by unanimous director resolution, dated April 24, 2023, pursuant to the unsecured promissory note, dated January 30, 2023 between the Company and the New Sponsor (the “Extension Note”), which funds the Company deposited into the Company’s Trust Account for its public shareholders. This deposit enables the Company to extend the date by which it must complete its initial Business Combination from April 29, 2023 to May 29, 2023 (the “First Extension”). The First Extension is the first of nine one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial Business Combination. The Extension Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the Extension Note will be repaid only from amounts remaining outside of the Company’s Trust Account, if any.

On May 26, 2023, the Company drew an additional $150,000, as approved by unanimous director resolution, dated May 20, 2023, pursuant to the Extension Note, which funds the Company deposited into the Company’s Trust Account for its public shareholders. This deposit enables the Company to extend the date by which it must complete its initial Business Combination from May 29, 2023 to June 29, 2023 (the “Second Extension”). The Second Extension is the second of nine one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial Business Combination.

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

On August 29, 2023, the Company drew an additional $150,000, as approved by unanimous director resolution, dated August 22, 2023, pursuant to the Extension Note, which funds the Company deposited into the Company’s Trust Account for its public shareholders. This deposit enables the Company to extend the date by which it must complete its initial Business Combination from August 29, 2023 to September 29, 2023 (the “Fifth Extension”). The Fifth Extension is the fifth of nine one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial Business Combination.

On September 29, 2023, the Company drew an additional $150,000, as approved by unanimous director resolution, dated September 27, 2023, pursuant to the Extension Note, which funds the Company deposited into the Company’s Trust Account for its public shareholders. This deposit enables the Company to extend the date by which it must complete its initial Business Combination from September 29, 2023 to October 29, 2023 (the “Sixth Extension”). The Sixth Extension is the sixth of nine one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial Business Combination.

On October 26, 2023, the Company drew an additional $150,000, as approved by unanimous director resolution, dated October 23, 2023, pursuant to the Extension Note, which funds the Company deposited into the Company’s Trust Account for its public shareholders. This deposit enables the Company to extend the date by which it must complete its initial Business Combination from October 29, 2023 to November 29, 2023 (the “Seventh Extension”). The Seventh Extension is the seventh of nine one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial Business Combination (Note 9).

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry including resurgences and the emergence of new variants and has concluded that while it is reasonably possible that it could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In October 2023, the Israel-Hamas war commenced. As a result of the war, instability in the Middle East and various other regions of the world may occur and effect the world economy. Various nations, including the United States, as a reaction to the Israel-Hamas war have begun taking actions that may further affect the world economy. Such effects on the world economy are not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations and cash flows is also not determinable as of the date of these condensed financial statements.

Liquidity and Going Concern Consideration

As of September 30, 2023, the Company had $1,241 in its operating bank account, and a working capital deficit of $2,523,754, net of the Convertible promissory note – related party. Convertible promissory note - related party amounting to $2,346,000 is not expected to be settled out of the current assets.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 31, 2023 (the “Annual Report”).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

Cash and Investments Held in Trust Account

At September 30, 2023, the assets held in the Trust Account were held in a bank deposit account. At December 31, 2022, the assets held in the Trust Account were held in money market mutual funds which invest in U.S. Treasury securities. During the period ended September 30, 2023, the Company withdrew $269,485,746 from the Trust Account in connection with the redemption.

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

Warrant Liabilities

The Company evaluated the Public Warrants (as defined below) and Private Placement Warrants (collectively, “Warrants”, which are discussed in Notes 3, 4, and 8) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” (“ASC 815-40”), and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the condensed balance sheets and measured at fair value at inception (on the date of the IPO) (“ASC 815”) and at each reporting date in accordance with ASC 820, “Fair Value Measurement” (“ASC 820”), with changes in fair value recognized in the condensed statement of operations in the period of change.

Convertible Promissory Note

The Company analyzed the Convertible Promissory Notes to assess if the fair value option was appropriate, due to the substantial premium which results in an offsetting entry to additional paid in capital and under the related party guidance which precludes the fair value option, it was determined the fair value option was not appropriate. As such, the Company accounted for the Convertible Promissory Notes, analyzing the conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free-standing derivative financial instruments.

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

Class A Ordinary Shares Subject to Possible Redemption

All of the 31,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require Ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2023 and December 31, 2022, 4,493,843 and 31,000,000 Class A ordinary shares subject to possible redemption were presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, respectively.

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

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets as of September 30, 2023 and December 31, 2022 are reconciled in the following table:

Gross Proceeds	$310,000,000
Less:
Proceeds allocated to Public Warrants	(20,150,000)
Class A ordinary shares issuance costs	(16,443,603)
Plus:
Accretion of carrying value to redemption value	41,110,871
Class A ordinary shares subject to possible redemption as of December 31, 2022	314,517,268
Less:
Redemptions	(269,485,746)
Plus:
Accretion of carrying value to redemption value	1,819,906
Class A ordinary shares subject to possible redemption as of March 31, 2023	46,851,428
Plus:
Accretion of carrying value to redemption value	986,515
Class A ordinary shares subject to possible redemption as of June 30, 2023	47,837,943
Plus:
Accretion of carrying value to redemption value	1,003,975
Class A ordinary shares subject to possible redemption as of September 30, 2023	$48,841,918

Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Basic and diluted net income per ordinary share for Class A ordinary shares and Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”), is calculated by dividing net income attributable to the Company by the weighted average number of Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Reconciliation of Net Income per Ordinary Share

The Company’s condensed statements of operations include a presentation of (loss) income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Accordingly, basic and diluted (loss) income per Class A ordinary shares and Class B ordinary shares is calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Class A Ordinary Shares
Allocation of net income to Class A ordinary shares subject to possible redemption	$112,644	$2,282,529	$63,595	$8,199,158
Weighted average Class A ordinary shares subject to possible redemption	4,493,843	31,000,000	7,018,239	31,000,000
Basic and diluted net income per share	$0.03	$0.07	$0.01	$0.26

Class B Ordinary Shares
Allocation of net income to Class B ordinary shares	$194,265	$570,623	$70,226	$2,049,790
Weighted average Class B ordinary shares	7,750,000	7,750,000	7,750,000	7,750,000
Basic and diluted net income per share	$0.03	$0.07	$0.01	$0.26

Fair Value of Financial Instruments

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

The 2021 Note bears no interest and is payable in full upon the earlier to occur of (i) the Termination Date or (ii) the consummation of the Company’s Business Combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2021 Note may be accelerated. The affiliates of the Sponsor had the option to convert any unpaid balance of the 2021 Note into Private Placement Warrants (the “Conversion Warrants”), each warrant exercisable for one ordinary share of the Company at an exercise price of $1.50 per share. The terms of the Conversion Warrants would be identical to the warrants issued by the Company to affiliates of the Sponsor in a private placement that was consummated in connection with the Company’s initial public offering. The affiliates of the Sponsor shall be entitled to certain registration rights relating to the Conversion Warrants. On May 3, 2021, the 2021 Note was amended to remove the option to convert any unpaid balance of the 2021 Note into Private Placement Warrants. As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under the 2021 Note, respectively.

During the year ended December 31, 2022, the Company issued a number of unsecured promissory notes (the “2022 Notes”) totaling $258,780 to certain executive officers and affiliates of the Company. The proceeds of the 2022 Notes will be used as general working capital purposes.

The 2022 Notes bear no interest and is payable in full upon the earlier to occur of (i) the Termination Date or (ii) the consummation of the Company’s Business Combination. Failure to pay the principals within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2022 Notes may be accelerated. As of September 30, 2023 and December 31, 2022, $227,208 and $258,780 is outstanding under the 2022 Notes, respectively.

Administrative Support Agreement

As of January 26, 2021 the Company had agreed, commencing on the date of the securities of the Company are first listed on The New York Stock Exchange (the “Listing Date”), to pay the Sponsor up to $10,000 per month for office space, utilities and secretarial and administrative support, and other obligations of the Sponsor. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2023, the Company recorded $30,000 and $90,000 in administrative service fees, respectively, of which $90,000 were included in accrued expenses in the accompanying balance sheet as of September 30, 2023. For the three and nine months ended September 30, 2022, the Sponsor agreed to waive such fees, and as such, the Company has recorded no administrative service fees.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or any of its affiliates or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination company at a price of $1.50 per warrant at the option of the lender.

On January 18, 2023, the Company issued an unsecured promissory note (the “2023 Note”) in the amount of $230,000 to the Sponsor. The proceeds of the 2023 Note will be used for general working capital purposes. The 2023 Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s Business Combination or (ii) the date that the winding up of the Company is effective. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2023 2023 Note may be accelerated. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2023 Note may be converted into warrants of the Company, at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share of the Company. The Warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Company’s initial public offering. As of September 30, 2023, $230,000 is outstanding under this 2023 Note.

As disclosed in the definitive proxy statement filed by the Company with the SEC on December 30, 2022 relating to the Extension Meeting, the Sponsor agreed that if the Extension Amendment Proposal is approved, it or one or more of its affiliates, members or third-party designees (the “Lender”) will contribute to the Company as a loan, within ten (10) business days of the date of the Extension Meeting, $450,000, to be deposited into the Trust Account. In addition, in the event the Company does not consummate an initial Business Combination by the Articles Extension Date, the Lender may contribute to the Company $150,000 as a loan to be deposited into the Trust Account for each of nine one-month extensions following the Articles Extension Date.

Accordingly, on January 30, 2023, the Company issued the Extension Note to the Sponsor. The Sponsor funded the initial principal amount of $450,000 on January 30, 2023. The Extension Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Extension Note will be deposited in the Trust Account. At the election of the Payee, $1,270,000 of the total principal amount of the Extension Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the initial public offering of the Company. As of September 30, 2023, $2,116,000 is outstanding under this Extension Note.

The Notes were accounted for using the bifurcation method and was determined that the conversion feature was de minimis and was recorded at par value. As of September 30, 2023 and December 31, 2022 there was $2,346,000 and $0 of borrowings under the Working Capital Loans, respectively.

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

Letter Agreement

On January 30, 2023, the Company, the Sponsor, certain officers and directors of the Company, and other parties thereto (the “Insiders”, and together with the Sponsor, the “Letter Agreement Parties”) entered into an amendment to the Letter Agreement, dated January 26, 2021 (the “Letter Agreement”), to allow the Sponsor to transfer its holdings in the Company, directly or indirectly, to affiliate(s) of Antarctica Capital Partners, LLC prior to the expiration of the applicable lock-up (the “Letter Agreement Amendment”). In connection with the resignation of certain Insiders, the Letter Agreement Parties agreed that all Insiders that have resigned from their positions as officers and/or directors of the Company and that no longer hold Class B ordinary shares shall no longer be parties to the Letter Agreement.

Note 7 — Shareholders’ Deficit

Preference shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each (the “Preference shares”). On September 30, 2023 and December 31, 2022, there were no Preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares. On September 30, 2023 and December 31, 2022, there were no shares issued and outstanding, excluding 4,493,843 and 31,000,000 and no shares subject to possible redemption, respectively.

Class B ordinary shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares. On September 30, 2023 and December 31, 2022, there were 7,750,000 shares issued and outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2023	Level	December 31, 2022
Assets:
Cash and Investments held in Trust Account	1	$48,691,918	1	$314,517,268
Liabilities
Public Warrant Liability	2	$289,333	1	$310,000
Private Warrant Liability	2	$153,067	2	$164,000

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The Company established the initial fair value for the Public Warrants on January 29, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model, and for the Private Warrants on January 29, 2021, using a Black Scholes Model. As of September 30, 2023 and December 31, 2022, the fair value the Private Warrants were valued utilizing the quoted market price of the Public Warrants, and the fair value of the Public Warrants by reference to the quoted market price of the warrants. The Public and Private Warrants were classified as Level 3 at the initial measurement date. The estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 fair value measurement during the nine months ended September 30, 2023 was $289,333.

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

On October 26, 2023, the Company drew an additional $150,000, as approved by unanimous director resolution, dated October 23, 2023, pursuant to the Extension Note, which funds the Company deposited into the Company’s Trust Account for its public shareholders. This deposit enables the Company to extend the date by which it must complete its initial Business Combination from October 29, 2023 to November 29, 2023. The Extension is the seventh of nine one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial Business Combination. The Extension Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the Extension Note will be repaid only from amounts remaining outside of the Company’s Trust Account, if any.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Constellation Acquisition Corp I,” “our,” “us” or “we” refer to Constellation Acquisition Corp I. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated in Cayman Islands on November 20, 2020. We were formed for the purpose of effecting a Business Combination.

Our Sponsor is Constellation Sponsor GmbH & Co. KG, a German limited partnership. The registration statement for the Initial Public Offering was declared effective on January 26, 2021. On January 29, 2021, we consummated the Initial Public Offering of 31,000,000 Units, at $10.00 per Unit, generating gross proceeds of $310.0 million, and incurring offering costs of $17,586,741 million, inclusive of $10,850,000 million in deferred underwriting commissions. On January 26, 2023, our Sponsor underwent a reorganization pursuant to which the limited partners of our Sponsor transferred all of their limited partnership interests to the New Sponsor. On January 26, 2023, our Sponsor was liquidated pursuant to applicable law by the retirement of the general partner of our Sponsor (the second to last partner of our Sponsor) and all securities held by our Sponsor were distributed by operation of law to its sole remaining limited partner, the New Sponsor, following which, on January 30, 2023, control of the New Sponsor was transferred to affiliates of Antarctica Capital Partners, LLC.

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

Liquidity and Going Concern Consideration

As of September 30, 2023, the Company had $1,241 in its operating bank account, and a working capital of deficit of $4,869,754, net of the convertible promissory note – related party.

The Company is within 12 months of its mandatory liquidation as of the time of filing this 10Q. In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or November 29, 2023, the date the Company is required to liquidate.

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

Results of Operations

Our entire activity from inception through September 30, 2023 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income and dividends on cash and investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net income of approximately $0.3 million, which included interest earned on investments held in the Trust Account of $0.5 million and a gain from the change in fair value of warrant liabilities of $0.5 million, offset by a loss from operations of $0.7 million.

For the nine months ended September 30, 2023, we had a net income of approximately $0.1 million, which included an interest earned on investments held in the Trust Account of $2.5 million and a gain from the change in fair value of warrant liabilities of $0.03 million, offset by loss from operations of $2.4 million.

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

Underwriting Agreement

We paid an underwriting discount of 2% of the per Unit offering price, or approximately $6,200,000 in the aggregate at the closing of the Initial Public Offering, and agreed to pay the Deferred Underwriting Fees of 3.5% of the gross offering proceeds, or approximately $10,850,000 in the aggregate upon the Company’s completion of an Initial Business Combination. The Deferred Underwriting Fees will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

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

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Investing in our ordinary shares involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report as well as those risk factors previously disclosed in our Annual Report filed with the SEC. Any of these factors could result in a material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the invasion of Ukraine by Russia and the Israel-Hamas war, subsequent sanctions against related individuals and entities and the status of debt and equity markets, as well as any potential protectionist legislation in our target markets.

The U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions, the invasion of Ukraine by Russia in February 2022 and the Israel-Hamas war. In response to the invasion of Ukraine by Russia, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided, and may continue to provide, military aid or other assistance to Ukraine and Israel during the ongoing military conflicts, increasing geopolitical tensions. The invasion of Ukraine by Russia, the Israel-Hamas war and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine and Israel is highly unpredictable, the conflicts could lead to market disruptions, including significant volatility in energy and other commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, these and any other military actions and any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas war, and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, the Israel-Hamas war, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described elsewhere in this Quarterly Report. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 14, 2023	By:	/s/ Jarett Goldman
	Name:	Jarett Goldman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)