Form 10-K
period 2023-12-31
Constellation Acquisition Corp I
filed 2024-03-29
CIK 1834032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission file number 001-39945

CONSTELLATION ACQUISITION CORP I

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1574835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Park Avenue, 32nd Floor New York, NY	10166
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (646) 585-8975

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, par value $0.0001 per share	CSTAF	OTCQX® Best Market
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	CSTWF	OTCQB® Venture Market
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	CSTUF	OTCQX® Best Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of June 30, 2023 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date was $47,544,858.94 based upon the closing price reported for such date on the New York Stock Exchange (the “NYSE”).

As of March 29, 2024, 9,967,684 Class A ordinary shares, par value $0.0001 per share, and 150,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

Documents Incorporated by Reference

None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K for the year ended December 31, 2023 (this “Annual Report”), or the context otherwise requires, references to:

“we,” “us,” “our,” “Company,” “company,” “our company,” “CSTA” or “Constellation” means Constellation Acquisition Corp I, a Cayman Islands exempted company;

“amended and restated memorandum and articles of association” means our Amended and Restated Memorandum and Articles of Association, as amended on January 27, 2023 and January 29, 2024 in connection with the extraordinary general meeting of shareholders to extend the date by which the Company has to consummate an initial merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”);

“2023 Articles Extension Date” means April 29, 2023, as a result of the extension general meeting held on January 27, 2023;

“2024 Articles Extension Date” means February 29, 2024, as a result of the extension general meeting held on January 29, 2024;

“Class A ordinary shares” or “Public Shares” means our Class A ordinary shares, par value $0.0001 per share;

“Class B ordinary shares” means our Class B ordinary shares, par value $0.0001 per share;

“Companies Act” means the Companies Act (As Revised) of the Cayman Islands, as the same may be amended from time to time;

“directors” means our current directors;

“founder shares” means our Class B ordinary shares initially purchased by one of our officers in a private placement prior to our initial public offering and subsequently assigned to our Old Sponsor, and subsequently transferred to the Sponsor in the sponsor handover, for the same purchase price that was initially paid by one of our officers and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our Business Combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

“initial shareholders” means our initial shareholders, including directors that hold shares directly, and other holders of our founders shares prior to our initial public offering;

“IPO” or “Initial Public Offering” means the initial public offering of the securities of Constellation Acquisition Corp I on January 29, 2021;

“letter agreement” means the letter agreement, dated as of January 26, 2021, by and among the Company and its initial shareholders, directors and officers (as further amended by and among, the Company, its directors and officers, the Sponsor and other parties thereto, on January 30, 2023);

“management” or our “management team” means our officers and directors;

“Old Sponsor” is to Constellation Sponsor GmbH & Co. KG a German Limited Partnership, prior to the sponsor handover;

“ordinary shares” means our Class A ordinary shares and our Class B ordinary shares;

“original termination date” means January 29, 2023;

“OTC” means the OTCQX Marketplace, and includes the OTCQX® Best Market and OTCQB® Venture Market;

“private placement warrants” means the warrants issued to our Sponsor in a private placement simultaneously with the closing of our initial public offering;

“public shares” means our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

“public shareholders” means the holders of our public shares, including our Sponsor and management team to the extent our Sponsor and/or members of our management team purchase public shares, provided that our Sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

“sponsor” or “Sponsor” means Constellation Sponsor LP, a Delaware limited partnership, after the sponsor handover, the managers of which are Chandra R. Patel, Richard C. Davis and Jarett Goldman;

“Termination Date” means the date by which we are required to consummate a Business Combination pursuant to our amended and restated memorandum and articles of association;

“units” means the Company’s units, each consisting of one Class A ordinary share and one-third of one redeemable warrant;

“warrants” means our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market) and the private placement warrants, each exercisable for one Class A ordinary share at an exercise price of $11.50; and

“$,” “US$” and “U.S. dollar” means the United States dollar.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

Some of the statements contained in this Annual Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “projection,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our Business Combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our Business Combination;

●	our potential ability to obtain additional financing to complete our Business Combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential Business Combination opportunities;

●	our public securities’ liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account that was established in connection with our IPO (the “Trust Account”) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in “Item 1A—Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. There may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Part I

Item 1. Business

Introduction

We are a blank check company incorporated in the Cayman Islands and formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses, which we refer to throughout this Annual Report as our Business Combination. We intend to seek a Business Combination with a target that is at the forefront of change in one of several rapidly changing segments of the global economy. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the private placement warrants, our shares, debt or a combination of cash, shares and debt.

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

Company History

On November 23, 2020, one of our officers purchased an aggregate of 8,625,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share (“founder shares”). On December 23, 2020, the founder shares were assigned to our Old Sponsor, and subsequently transferred to the Sponsor in the sponsor handover (as defined below), for the same purchase price that was initially paid by one of our officers. Our founder shares will automatically convert into Class A ordinary shares, on a one-for-one basis, upon the completion of the Business Combination. The number of founder shares issued was determined based on the expectation that the founder shares would represent 63.3% of the issued and outstanding ordinary shares upon completion of the IPO.

On January 29, 2021, we completed our IPO of 31,000,000 units at a price of $10.00 per unit, generating gross proceeds of $310,000,000. Each unit consists of one Class A ordinary share and one-third of one public warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to certain adjustments.

Substantially concurrently with the completion of the IPO, our Old Sponsor purchased an aggregate of 5,466,667 private placement warrants at a price of $1.50 per warrant, or $8,200,000 in the aggregate, which are now owned by our Sponsor as part of the sponsor handover. A total of $310,000,000, comprised of $303,800,000 of the proceeds from the IPO, including $10,850,000 of the underwriters’ deferred discount, and $6,200,000 of the proceeds of the sale of the private placement warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. On March 18, 2021, we announced that, commencing March 19, 2021, holders of the 31,000,000 units sold in the IPO may elect to separately trade the Class A ordinary shares and the public warrants included in the units. Those units not separated continue to trade on the OTCQX® Best Market under the symbol “CSTUF” and the Constellation Class A ordinary shares and public warrants that were separated trade under the symbols “CSTAF” and “CSTWF,” on the OTCQX® Best Market and the OTCQB® Venture Market, respectively.

On January 27, 2023, we held an extraordinary general meeting of shareholders (the “2023 Shareholder Meeting”) to amend the Company’s amended and restated memorandum and articles of association (the “2023 Articles Amendment”) to extend the date (the “2023 Termination Date”) by which the Company has to consummate a Business Combination from January 29, 2023 (the “2023 Termination Date”) to April 29, 2023 (the “2023 Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the 2023 Termination Date to consummate a Business Combination on a monthly basis for up to nine times by an additional one month each time after the 2023 Articles Extension Date, by resolution of the Company’s board of directors (the “board” or the “board of directors”) if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until January 29, 2024, or a total of up to twelve months after the 2023 Termination Date, unless the closing of the Company’s Business Combination shall have occurred prior to such date (the “2023 Extension Amendment Proposal”). The shareholders of the Company approved the 2023 Extension Amendment Proposal at the 2023 Shareholder Meeting and on January 31, 2023, the Company filed the 2023 Articles Amendment with the Registrar of Companies of the Cayman Islands.

In connection with the vote at the 2023 Shareholder Meeting, the holders of 26,506,157 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.167 per share, for an aggregate redemption amount of approximately $269,485,746. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $46,138,503. On February 13, 2023, a total of $46,600,678.12 (the remaining trust balance), was placed in a U.S.-based trust account at Citibank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee.

In connection with the closing of the transactions contemplated by the Investment Agreement, on January 26, 2023, the Old Sponsor underwent a reorganization pursuant to which the limited partners of the Old Sponsor transferred all of their limited partnership interests to the Sponsor. On January 26, 2023, the Old Sponsor was liquidated pursuant to applicable law by the retirement of the general partner of the Old Sponsor (the second to last partner of the Sponsor) and all securities held by the Old Sponsor were distributed by operation of law to its sole remaining limited partner, the Sponsor, following which, on January 30, 2023, control of the Old Sponsor was transferred to affiliates of Antarctica Capital Partners, LLC (such transactions, the “sponsor handover”).

The board approved the voluntary delisting of its Class A ordinary shares, warrants and units from The New York Stock Exchange, and on January 16, 2024, the Company began trading its Class A ordinary shares and units on OTCQX® Best Market under the symbols “CSTAF” and “CSTUF,” respectively, and its warrants on the OTCQB® Venture Market under the symbol “CSTWF.”

On January 29, 2024, the Company held an extraordinary general meeting of shareholders (the “2024 Shareholder Meeting”) (A) to amend, by way of special resolution, the Company’s amended and restated memorandum and articles of association (the “2024 Articles Amendment”) to extend the Termination Date by which the Company has to consummate a Business Combination from January 29, 2024 (the “Original Termination Date”) to February 29, 2024 (the “2024 Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to eleven times by an additional one month each time after the 2024 Articles Extension Date, by resolution of the directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until January 29, 2025, or a total of up to twelve months after the Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto (the “2024 Extension Amendment Proposal”); and (B) to amend, by way of special resolution, the Company’s amended and restated memorandum and articles of association to eliminate from the amended and restated memorandum and articles of association the limitation that the Company may not redeem Class A ordinary shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended), of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem Public Shares irrespective of whether such redemption would exceed the Redemption Limitation (such proposal the “2024 Redemption Limitation Amendment Proposal”). The shareholders of the Company approved the 2024 Extension Amendment Proposal and the 2024 Redemption Limitation Amendment Proposal at the 2024 Shareholder Meeting and on January 30, 2024, the Company filed the 2024 Articles Amendment with the Registrar of Companies of the Cayman Islands.

In connection with that vote to approve the 2024 Extension Amendment Proposal and the 2024 Redemption Limitation Amendment Proposal, the holders of 2,126,159 Class A ordinary shares properly exercised their right to redeem their shares for an aggregate price of approximately $11.13 per share, for an aggregate redemption amount of approximately $23,671,533. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $26,415,545.

On January 30, 2024, the Sponsor converted an aggregate of 7,600,000 Class B ordinary shares into Public Shares on a one-for-one basis. The Sponsor waived any right to receive funds from the Company’s Trust Account with respect to the Public Shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Class B Ordinary Shares under the terms of the letter agreement. As of the date of this Annual Report  , there are 9,967,684 Class A Ordinary Shares outstanding.

Business Combination

Our amended and restated memorandum and articles of association require that our Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount). We refer to this as the 80% net assets test. If our board is not able to independently determine the fair market value of the target business or businesses or we are considering a Business Combination with an affiliated entity, we will obtain an opinion from an independent investment banking firm or an independent valuation or accounting firm with respect to the satisfaction of such criteria. Our shareholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion.

While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, our board may be unable to do so if our board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets test, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the Securities and Exchange Commission (the “SEC”) in connection with a proposed transaction will include such opinion.

We currently anticipate structuring our Business Combination so that the post-Business Combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our Business Combination such that the post-Business Combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, as described above, but we will only complete such Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-Business Combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post-Business Combination company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to the completion of our Business Combination could own less than a majority of our issued and outstanding shares subsequent to our Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-Business Combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the Business Combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

We are not prohibited from pursuing a Business Combination or subsequent transaction with a company that is affiliated with our Sponsor or any member of our team. In the event we seek to complete our Business Combination with a company that is affiliated with our Sponsor or any of our founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or an independent valuation or accounting firm that such Business Combination or transaction is fair to our company from a financial point of view.

Members of our board directly or indirectly own founder shares and private placement warrants following the IPO and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Business Combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers or directors were to be included by a target business as a condition to any agreement with respect to our Business Combination.

In addition, certain of our founders, officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities, including without limitation, investment funds, accounts and co-investment vehicles. Accordingly, subject to their fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which they have then current fiduciary or contractual obligations, they will need to honor their fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Business Combination.

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

Corporate Information

Our executive offices are located at 200 Park Avenue, 32nd Floor New York, NY, 10166. Our website is www.constellationacquisition.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this proxy statement/prospectus or the registration statement of which this proxy statement/prospectus is a part.

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

Effecting Our Business Combination

General

We intend to effectuate our Business Combination using cash from the proceeds of the IPO, the sale of the private placements warrants, our equity, debt or a combination of these as the consideration to be paid in our Business Combination. We may seek to complete our Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our Business Combination is paid for using equity or debt, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our Business Combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-Business Combination company, the payment of principal or interest due on indebtedness incurred in completing our Business Combination, to fund the purchase of other companies or for working capital.

We have not selected any Business Combination target.

Accordingly, there is no current basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete our Business Combination.

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

We may need to obtain additional financing to complete our Business Combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account, or because we become obligated to redeem a significant number of our public shares upon completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our Business Combination.

On January 27, 2023, we held the 2023 Shareholder Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a Business Combination. In connection with that vote, the holders of 26,506,157 Class A ordinary shares properly exercised their right to redeem their shares for an aggregate price of approximately $10.167 per share, for an aggregate redemption amount of approximately $269,485,746. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $46,138,503. On January 29, 2024, we held the 2024 Shareholder Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a Business Combination. In connection with that vote, the holders of 2,126,159 Class A ordinary shares properly exercised their right to redeem their shares for an aggregate price of approximately $11.13 per share, for an aggregate redemption amount of approximately $23,671,533. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $26,415,545.

On January 30, 2024, the Sponsor converted an aggregate of 7,600,000 Class B ordinary shares into Public Shares on a one-for-one basis. The Sponsor waived any right to receive funds from the Company’s Trust Account with respect to the Public Shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Class B ordinary shares under the terms of the letter agreement. As of the date of this Annual Report, there are 9,967,684 Class A ordinary shares outstanding.

We are not currently a party to any arrangement or understanding with any third-party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Sources of Target Businesses

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

In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Annual Report and know what types of businesses we are pursuing. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.

We may engage professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our team determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our team determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our Business Combination (regardless of the type of transaction that it is). None of our Sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective Business Combination target in connection with a contemplated acquisition of such target by us. We have agreed to pay our Sponsor a total of up to $10,000 per month for office space, secretarial and administrative support and other obligations of our Sponsor and to reimburse our Sponsor for any out-of-pocket expenses related to identifying, investigating and completing a Business Combination. Some of our officers and directors may enter into employment or consulting agreements with the post-Business Combination company following our Business Combination.

We are not prohibited from pursuing a Business Combination or subsequent transaction with a company that is affiliated with our Sponsor or any member of our team. In the event we seek to complete our Business Combination with a company that is affiliated with our Sponsor or any of our founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or an independent valuation or accounting firm that such Business Combination or transaction is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including any future special purpose acquisition companies we expect they may be involved in and entities that are affiliates of our Sponsor, pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. All of our executive officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. In addition, we may pursue an acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our Business Combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Business Combination. See “Item 1. Business—Conflicts of Interest.”

Evaluation of a Target Business and Structuring of Our Business Combination

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

The time required to identify and evaluate a target business and to structure and complete our Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination. The company will not pay any consulting fees to members of our team, or any of their respective affiliates, for services rendered to or in connection with our Business Combination. In addition, we have agreed not to enter into a definitive agreement regarding a Business Combination without the prior consent of our Sponsor.

Lack of Business Diversification

For an indefinite period of time after the completion of our Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our Business Combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our Business Combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our Business Combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our team will remain with the combined company will be made at the time of our Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our Business Combination. Moreover, we cannot assure you that members of our team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our Business Combination.

Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business.

We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

The Companies Act and Cayman Islands law do not currently require, and we are not aware of any other applicable law that will require, shareholder approval of our Business Combination.

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

Permitted Purchase and Other Transactions with Respect to Our Securities

If we seek shareholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our Business Combination. Additionally, at any time at or prior to our Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our Business Combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase public shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our Business Combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our Business Combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of any such transactions could be to (i) vote such shares in favor of the Business Combination and thereby increase the likelihood of obtaining shareholder approval of the Business Combination, (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Business Combination, where it appears that such requirement would otherwise not be met or (iii) reduce the number of public warrants outstanding or vote such warrants or any matter submitted to the warrant holders for approval in connection with our Business Combination. Any such purchases of our securities may result in the completion of our Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our Sponsor, officers, directors or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of tender offer or proxy materials in connection with our Business Combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our Business Combination, whether or not such shareholder has already submitted a proxy with respect to our Business Combination but only if such shares have not already been voted at the general meeting related to our Business Combination. Our Sponsor, executive officers, directors, advisors or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our Sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9 (a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of Our Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares, subject to the limitations described herein. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights may include the requirement that a beneficial holder must identify itself in order to validly redeem its shares.

There will be no redemption rights upon the completion of our Business Combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a Business Combination does not close.

Our Sponsor and our team have entered into an agreement with us, pursuant to which they agreed to waive their redemption rights with respect to their founder shares, private placement warrants and any public shares purchased during or after IPO in connection with (i) the completion of our Business Combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Business Combination or to redeem 100% of our public shares if we do not complete our Business Combination within by the date by which we are required to consummate a Business Combination pursuant to our amended and restated memorandum and articles of association, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-Business Combination activity.

Limitations on Redemptions

OTCQX® Best Market rules require that the Company cannot select any of its securities traded on OTCQX® Best Market for redemption other than by lot or pro rata and the Company cannot set a redemption date earlier than fifteen days after the date a corporate action is taken to authorize such redemption.

On January 29, 2024, our shareholders removed, by way of special resolution, from our amended and restated memorandum and articles of association the Redemption Limitation in order to allow us to redeem our public shares irrespective of whether such redemption would exceed the Redemption Limitation.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer.

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

The requirement that we provide our public shareholders with the opportunity to redeem their public shares by one of the two methods listed above will be contained in provisions of our amended and restated memorandum and articles of association and will apply whether or not we maintain our registration under the Exchange Act or our listing on the OTC. Such provisions may be amended if approved by holders of two thirds of our ordinary shares who attend and vote at a general meeting of the company, so long as we offer redemption in connection with such amendment.

If we held a shareholder vote to approve our Business Combination, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our Business Combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the Business Combination.

If we seek shareholder approval, we will complete our Business Combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our Sponsor and each member of our team agreed to vote their founder shares and public shares purchased during or after the IPO in favor of our Business Combination. As a result, in addition to our initial shareholder’s founder shares, we would need none of our currently outstanding public shares to be voted in favor of a Business Combination in order to have our Business Combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our Sponsor and our team have entered into an agreement with us, pursuant to which they agreed to waive their redemption rights with respect to their founder shares and any public shares purchased during or after the IPO in connection with (i) the completion of our Business Combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Business Combination or to redeem 100% of our public shares if we do not complete our Business Combination by the Termination Date, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-Business Combination activity.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our Business Combination which contain substantially the same financial and other information about the Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our Business Combination, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the Business Combination.

Limitation on Redemption upon Completion of Our Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares (as defined below), without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our founding to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our team at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the IPO without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our Business Combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System (the “DWAC System”), at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the Business Combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our Business Combination will indicate the applicable delivery requirements, which may include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the Business Combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights.

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

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their Business Combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on a Business Combination, and a holder could simply vote against a proposed Business Combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the Business Combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the Business Combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the Business Combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the Business Combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the Business Combination, unless otherwise agreed to by us.

Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our Business Combination.

If our Business Combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed Business Combination is not completed, we may continue to try to complete a Business Combination with a different target by the Termination Date.

Redemption of Public Shares and Liquidation If No Business Combination

Our amended and restated memorandum and articles of association provides that we will have until the Termination Date to consummate a Business Combination. If we do not consummate a Business Combination by the Termination Date, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less taxes payable), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and other requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate a Business Combination by the Termination Date. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our Sponsor and each member of our team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if we fail to consummate a Business Combination by the Termination Date (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our Business Combination by the Termination Date).

Our Sponsor, executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Business Combination or to redeem 100% of our public shares if we do not complete our Business Combination by the Termination Date, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-Business Combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,000,000 of proceeds held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose.

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

Although we will seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our team will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if our team believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by our team to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our team is unable to find a service provider willing to execute a waiver. The underwriters will not execute agreements with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Our Sponsor may not be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

Our public shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we do not consummate a Business Combination by the Termination Date from the closing of the IPO, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Business Combination or to redeem 100% of our public shares if we do not complete our Business Combination by the Termination Date, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-Business Combination activity, and (iii) if they redeem their respective shares for cash upon the completion of the Business Combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of a Business Combination or liquidation if we have not consummated a Business Combination by the Termination Date, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our Business Combination, a shareholder’s voting in connection with the Business Combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Conflicts of Interest

Any of our officers and directors may have additional fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity.

Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has a current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Business Combination.

Facilities

We currently maintain our executive offices at 200 Park Avenue, 32nd Floor New York, NY, 10166. The cost for our use of this space is included in the fee of up to $10,000 per month fee that we pay to our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Employees

We currently have four executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our Business Combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our Business Combination and the stage of the Business Combination process we are in. We do not intend to have any full-time employees prior to the completion of our Business Combination.

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

Risks Relating to Liquidity and Going Concern

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2023, the Company had $3,541 in its operating bank account, and a working capital deficit of $3,390,914.

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

The financial statements contained elsewhere in this Annual Report do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

As such, management plans to consummate a Business Combination prior to the mandatory liquidation date. Further, we have incurred and expect to continue to incur significant costs in pursuit of our finance and acquisition plans. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because it becomes obligated to redeem a significant number of its public shares upon completion of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. Further, our plans to raise capital and to consummate our Business Combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern through our liquidation date.

Risks Relating to Searching for and Consummating a Business Combination

Our shareholders may not be afforded an opportunity to vote on our proposed Business Combination, which means we may complete our Business Combination even though a majority of our shareholders do not support such a combination.

We may not hold a shareholder vote to approve our Business Combination unless the Business Combination would require shareholder approval under applicable Cayman Islands law or stock exchange listing requirements or if we decide to hold a shareholder vote for business or other reasons. Except as required by applicable law or stock exchange rules, the decision as to whether we will seek shareholder approval of a proposed Business Combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our Business Combination even if holders of a majority of the outstanding ordinary shares do not approve of the Business Combination we consummate. Please see the section entitled “Business—Shareholders May Not Have the Ability to Approve Our Business Combination” for additional information.

Your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may complete a Business Combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the Business Combination, unless we seek such shareholder approval. Accordingly, your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our Business Combination.

If we seek shareholder approval of our Business Combination, our Sponsor and members of our team have agreed to vote in favor of such Business Combination, regardless of how our public shareholders vote.

Our Sponsor owned, on an as-converted basis, 20% of our issued and outstanding ordinary shares immediately following the completion of our initial public offering. On January 29, 2024, we held the 2024 Shareholder Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a Business Combination. In connection with that vote, the holders of 2,126,159 Class A ordinary shares of the Company properly exercised their right to redeem their shares. Accordingly, our initial shareholders currently own, on an as-converted basis, approximately 76.60% of our outstanding ordinary shares. Our Sponsor and members of our team also may from time-to-time purchase Class A ordinary shares prior to the completion of our Business Combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval, we will complete our Business Combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

We may seek to enter into a Business Combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than such amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

At the time we enter into an agreement for our Business Combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption.

If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a Business Combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our Business Combination would be unsuccessful is increased. If our Business Combination is unsuccessful, you would not receive your pro rata portion of the funds in the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we consummate a Business Combination by the Termination Date, may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Business Combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must consummate a Business Combination by the Termination Date.

Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our Business Combination within the required time period with that particular target business, we may be unable to complete our Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our Business Combination on terms that we would have rejected upon a more comprehensive investigation.

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

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical tensions, including the conflicts between Russia-Ukraine and Israel-Hamas, and subsequent sanctions against individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

U.S. and global markets have experienced, and may continue to experience, volatility and disruption resulting from geopolitical tensions, including the conflicts between Russia-Ukraine and Israel-Hamas. In response to the invasion of Ukraine by Russia, the United States, the United Kingdom, the European Union and other countries announced, and may continue to announce, various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. Increasing geopolitical tensions have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine and the conflict between Israel and Hamas are highly unpredictable, the conflicts could lead to market disruptions, including significant volatility in energy and other commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. Any such disruptions may also have the effect of heightening many of the other risks described elsewhere in this Report. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

In addition, increasing geopolitical tensions could result in increased cyber-attacks against U.S. companies.

We may not be able to consummate a Business Combination by the Termination Date, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate a Business Combination by the Termination Date after the closing of the IPO. Our ability to complete our Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the long-term effects of the COVID-19 pandemic, new variants or any future pandemics or epidemics could limit our ability to complete our Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the long-term effects of the COVID-19 pandemic, new variants or any future pandemic or epidemic may negatively impact businesses we may seek to acquire. Further, financial markets may be adversely affected by current or anticipated military conflicts (including the military conflicts between Russia and Ukraine, and Israel and Hamas, see “—Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical tensions, including the conflicts between Russia-Ukraine and Israel-Hamas, and subsequent sanctions against individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.”), terrorism, sanctions or other geopolitical events.

If we have not consummated a Business Combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less taxes payable), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and other requirements of other applicable law. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless. See “Item 1A. Risk Factors—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

If we seek shareholder approval of our Business Combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Class A ordinary shares or public warrants.

If we seek shareholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our Business Combination, although they are under no obligation to do so. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase public shares or warrants in such transactions.

In the event that our Sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the Business Combination and thereby increase the likelihood of obtaining shareholder approval of the Business Combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our Business Combination, or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our Business Combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Business-Permitted Purchases and Other Transactions with Respect to Our Securities” for a description of how our Sponsor, directors, executive officers, advisors or their affiliates will select which shareholders to purchase securities from in any private transaction.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our Business Combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our Business Combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our Business Combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See “Item 1. Business—Shareholders May Not Have the Ability to Approve Our Business Combination—Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights.”

If we do not consummate a Business Combination by the Termination Date, our public shareholders may be forced to wait beyond the Termination Date before redemption from our Trust Account.

If we do not consummate a Business Combination by the Termination Date, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the Termination Date, before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our Business Combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our Business Combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue Business Combination opportunities in any sector, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our Business Combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity.

Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. An investment in our units may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any holders who choose to retain their securities following our Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our founders’ area of expertise.

We will consider a Business Combination outside of our founders’ area of expertise if a Business Combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our team will endeavor to evaluate the risks inherent in any particular Business Combination target, we may not adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the IPO than a direct investment, if an opportunity were available, in a Business Combination target. In the event we elect to pursue an acquisition outside of the areas of our founders’ expertise, our founders’ expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our founders’ expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our team may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following our Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

Although we have identified general criteria that we believe are important in evaluating prospective target businesses, we may enter into our Business Combination with a target that does not meet such criteria, and as a result, the target business with which we enter into our Business Combination may not have attributes entirely consistent with our general criteria.

Although we have identified general criteria for evaluating prospective target businesses, it is possible that a target business with which we enter into our Business Combination will not have all of these positive attributes. If we complete our Business Combination with a target that does not meet some or all of these criteria, such combination may not be as successful as a combination with a business that does meet all of our general criteria. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange rule, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our Business Combination if the target business does not meet our general criteria. If we do not complete our Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our Business Combination with an affiliated entity, we are not required to obtain an opinion from an independent accounting firm or valuation firm or independent investment banking firm that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our Business Combination.

We may only be able to complete one Business Combination with the proceeds of the IPO and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

As of December 31, 2023, we had approximately $49,707,596 available in the Trust Account to consummate a Business Combination.

We may effectuate our Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our Business Combination.

We may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other Business Combinations, which may make it more difficult for us, and delay our ability, to complete our Business Combination. With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential Business Combination on the basis of limited information, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on our proposed Business Combination include historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our Business Combination by the Termination Date.

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

To the extent we complete our Business Combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our Business Combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a Business Combination.

Recent increases in inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a Business Combination.

Risks Relating to Our Securities

We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We were formed on November 20, 2020 under the laws of the Cayman Islands and have no operating history. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) our completion of a Business Combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Business Combination or to redeem 100% of our public shares if we do not complete our Business Combination by the Termination Date, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-Business Combination activity, and (iii) the redemption of our public shares if we have not consummated an initial business by the Termination Date. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of a Business Combination or liquidation if we have not consummated a Business Combination by the Termination Date, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our decision to voluntarily delist from the New York Stock Exchange and list on the OTC, who may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions and effect our ability to consummate a Business Combination.

On December 20, 2023, the Company announced its intention to voluntarily delist its Class A ordinary shares, warrants and units from The New York Stock Exchange and its intention to make an application to have its Class A ordinary shares, warrants and units quoted on the OTC. On January 16, 2024, the Company began trading its Class A ordinary shares and units on the OTCQX® Best Market under the symbols “CSTAF” and “CSTUF,” respectively, and its warrants on the OTCQB® Venture Market under the symbol “CSTWF.”

Although our Class A ordinary shares, warrants and units are quoted on the OTC, there is a very limited trading market for our Class A ordinary shares, warrants and units, which limits your ability to resell shares of our securities. The OTC quotation platform is an inter-dealer market that is less regulated than the major securities markets. There can be no assurances that an active trading market for our securities will develop or be sustained. Accordingly, there can be no assurance as to the ability of holders of s our securities to sell their securities or the prices at which holders may be able to sell their securities.

Although we expect to continue to meet the minimum initial listing standards of OTCQX® Best Market and OTCQB® Venture Market, our securities may not be, or may not continue to be, listed on the OTC in the future or prior to the completion of our Business Combination. In order to continue listing our securities on the OTC prior to the completion of our Business Combination, we must maintain certain financial, distribution and share price levels. Additionally, our units will not be traded after completion of our Business Combination and, in connection with our Business Combination, we will be required to demonstrate compliance with the OTC’s initial listing requirements, which are more rigorous than the OTC’s continued listing requirements, in order to continue to maintain the listing of our securities on the OTC. We may not be able to meet those initial listing requirements at that time.

Since we voluntarily delisted our securities from the NYSE and are now trading on OTC, we could face significant material adverse consequences, including:

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A ordinary shares and warrants are listed on the OTC, our units, our securities may not qualify as covered securities under the statute and we may be subject to regulation in each state in which we offer our securities. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the IPO and the sale of the private placement warrants are intended to be used to complete a Business Combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we expect to have net tangible assets in excess of $5,000,000 upon the completion of the IPO and the sale of the private placement warrants and will file a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our Business Combination than do companies subject to Rule 419. Moreover, if the IPO were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of a Business Combination.

If we seek shareholder approval of our Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our Business Combination. If we do not complete our Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our Business Combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not consummated our Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

If the net proceeds of the IPO and the sale of the private placement warrants not being held in the Trust Account are insufficient to allow us to operate until the Termination Date, it could limit the amount available to fund our search for a target business or businesses and complete our Business Combination, and we will depend on loans from our Sponsor or team to fund our search and to complete our Business Combination.

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

Neither our Sponsor, members of our team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances may be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Business Combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our Business Combination, we do not expect to seek loans from parties other than our Sponsor, members of our team or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we do not complete our Business Combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

Subsequent to our completion of our Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the share price of our securities, which could cause you to lose some or all of your investment.

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

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our founders will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if our team believes that such third-party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by our team to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our team is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not consummated a Business Combination by the Termination Date, or upon the exercise of a redemption right in connection with our Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to the registration statement of which this Annual Report forms a part, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (excluding our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

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

We have not registered, and will not register, the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our Business Combination to use our commercially reasonable efforts to file a registration statement under the Securities Act covering such shares and to maintain the effectiveness of such registration statement and a current Annual Report on Form 10-K relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. We may not able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available.

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

For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the Class A ordinary shares have a fair market value of $17.50 per share, then upon the cashless exercise, the holder will receive 300 Class A ordinary shares. The holder would have received 875 Class A ordinary shares if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold.

The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our Business Combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within twenty business days of the closing of a Business Combination.

We may issue additional Class A ordinary shares or preference shares to complete our Business Combination or under an employee incentive plan after completion of our Business Combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of December 31, 2023, there were 195,506,157 and 12,250,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our Business Combination as described herein and in our amended and restated memorandum and articles of association. Immediately after the IPO, there were no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our Business Combination or under an employee incentive plan after completion of our Business Combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our Business Combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provides, among other things, that prior to the completion of our Business Combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any Business Combination or on any other proposal presented to shareholders prior to or in connection with the completion of a Business Combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

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

Our initial shareholders may receive additional Class A ordinary shares if we issue shares to consummate a Business Combination.

The founder shares will automatically convert into Class A ordinary shares on the first business day following the consummation of our Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, approximately 76.60% of the sum of (i) the total number of ordinary shares issued and outstanding following the 2023 Shareholder Meeting and 2024 Shareholder Meeting, plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the company in connection with or in relation to the consummation of the Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the Business Combination and any private placement warrants issued to our Sponsor, members of our team or any of their affiliates upon conversion of working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

The grant of registration rights to our initial shareholders may make it more difficult to complete our Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in the IPO, our initial shareholders, and their permitted transferees can demand that we register the Class A ordinary shares into which founder shares are convertible, the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and warrants that may be issued upon conversion of working capital loans and the Class A ordinary shares issuable upon conversion of such warrants. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our initial shareholders or their permitted transferees are registered for resale.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We may issue notes or other debt, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt, or to otherwise incur debt following the IPO, we may choose to incur substantial debt to complete our Business Combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account.

Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after a Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, if, among other things, the Reference Value equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like). If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants as described above could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the Market Value (as defined below) of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by affiliates of our Sponsor or their permitted transferees.

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

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our Business Combination.

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

As a result, included on our condensed balance sheets as of December 31, 2023 and 2022 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

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

Risks Relating to Regulatory Compliance Requirements

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements, and other rules and regulations that we are currently not subject to.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The IPO is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Business Combination or to redeem 100% of our public shares if we do not complete our Business Combination by the Termination Date, (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-Business Combination activity, and (iii) the redemption of our public shares if we have not consummated an initial business by the Termination Date. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we do not complete our Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination, and results of operations.

The SEC has recently adopted new rules to regulate special purpose acquisition companies. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with such rules may increase the Company’s costs and the time needed to complete our Business Combination and may constrain the circumstances under which we could complete a Business Combination.

On January 24, 2024, the SEC adopted new rules (the “SPAC Rules”), relating to disclosures in Business Combination transactions between SPACs, such as the Company, and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed Business Combination transactions; the potential liability of certain participants in proposed Business Combination transactions; amend the definition of “blank check company” to make the safe harbor pursuant to the Private Securities Litigation Reform Act of 1995 unavailable to SPACs, including with respect to projections of target companies; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended. Certain of the procedures that the Company, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Rules, or pursuant to the SEC’s views expressed in the SPAC Rules, may have a material adverse affect on our business, including our ability to complete, and the costs associated with, a Business Combination, and results of operations.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2023. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We may reincorporate in another jurisdiction in connection with our Business Combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our Business Combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

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

Our amended and restated memorandum and articles of association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions will include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our Business Combination only holders of our Class B ordinary shares, which have been issued to our Old Sponsor and transferred to our Sponsor, are entitled to vote on the appointment of directors, which may make more difficult the removal of our team and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Risks Relating to Our Management, Directors and Employees

Past performance by our team or their affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our team or their affiliates is presented for informational purposes only. Any past experience of and performance by our team or their affiliates, is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our Business Combination; or (2) of any results with respect to any Business Combination we may consummate. You should not rely on the historical record of our team or any of their affiliates’ as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.

We may not hold an annual general meeting until after the consummation of our Business Combination.

In accordance with the OTC corporate governance requirements and our amended and restated memorandum and articles of association, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our initial listing on NYSE (which has since then changed to the OTC). As an exempted company, there is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with our founding team. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.

Holders of Class A ordinary shares will not be entitled to vote on any appointment of directors we hold prior to the completion of our Business Combination.

Prior to the completion of our Business Combination, only holders of our founder shares will have the right to vote on the appointment of directors. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of a Business Combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of a Business Combination.

After our Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our Business Combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

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

Any past experience and performance of our management team is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our Business Combination; or (2) of any results with respect to any Business Combination we may consummate. You should not rely on the historical record of our management team’s performance as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. None of our Sponsor, officers or directors has had experience with a blank check company or special purpose acquisition company in the past.

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our Business Combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our Business Combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination, and a particular Business Combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the Business Combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. In addition, pursuant to an agreement entered into prior to the closing of the IPO, our Sponsor, upon and following consummation of a Business Combination, will be entitled to nominate three individuals for election to our board of directors, as long as the Sponsor holds any securities covered by the registration and shareholder rights agreement.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any holders who choose to retain their securities following our Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our Business Combination. The loss of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our Business Combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our Business Combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Management—Officers, Directors and Director Nominees.”

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of the IPO and until we consummate our Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.

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

Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Business Combination.

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 1. Business—Conflicts of Interest,” “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers, directors or initial shareholders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” Our Sponsor and our officers and directors may Sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking a Business Combination. Such entities may compete with us for Business Combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our Business Combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a Business Combination with any such entity or entities.

Although we will not be specifically focusing on, or pursuing, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a Business Combination as set forth in “Business-Effecting Our Business Combination-Evaluation of a Target Business and Structuring of Our Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or an independent valuation or accounting firm regarding the fairness to our company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our Sponsor, executive officers and directors will lose their entire investment in us if our Business Combination is not completed (other than with respect to public shares they may acquire during or after the IPO), a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our Business Combination.

On November 20, 2020, our Old Sponsor paid $25,000, or approximately $0.003 per share, to cover for certain offering costs in consideration for 8,625,000 founder shares, which were subsequently transferred to our Sponsor in the sponsor handover. Prior to the initial investment in the company of $25,000 by the Old Sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete a Business Combination. In addition, affiliates of our Old Sponsor have committed, pursuant to a written agreement, to purchase 5,466,667 private placement warrants, at a purchase price of $8,200,000, in a private placement that will close simultaneously with the closing of the IPO; such private placement warrants were subsequently transferred to our Sponsor in the sponsor handover. If we do not consummate an initial business by the Termination Date, the private placement warrants (and the underlying securities) will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing a Business Combination and influencing the operation of the business following the Business Combination. This risk may become more acute as the Termination Date nears, which is the deadline for our consummation of a Business Combination.

Our team may not be able to maintain control of a target business after our Business Combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our Business Combination so that the post-Business Combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such Business Combination if the post- Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-Business Combination company owns 50% or more of the voting securities of the target, our shareholders prior to the completion of our Business Combination may collectively own a minority interest in the post-Business Combination company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our team will not be able to maintain control of the target business.

Risks Relating to Corporate Governance

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our Business Combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association will not provide a specified maximum redemption threshold. As a result, we may be able to complete our Business Combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our Business Combination and do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

In order to effectuate a Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We may seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our Business Combination that our shareholders may not support.

In order to effectuate a Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds, extended the time to consummate a Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Business Combination or to redeem 100% of our public shares if we do not complete our Business Combination by the Termination Date, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-Business Combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of a Business Combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-Business Combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provides that any of its provisions related to pre-Business Combination activity (including the requirement to deposit proceeds of the IPO and the sale of the private placement warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our Business Combination may only be amended by a special resolution passed by holders representing at least two-thirds of our issued and outstanding Class B ordinary shares. Our initial shareholders, and their permitted transferees, if any, who collectively beneficially own, on an as-converted basis, approximately 76.60% of our Class A ordinary shares following the 2024 Shareholder Meeting, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete a Business Combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our Sponsor, executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Business Combination or to redeem 100% of our public shares if we do not complete our Business Combination by the Termination Date, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-Business Combination activity; unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, this agreement and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers, directors or director nominees for any breach of this agreement. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Our letter agreement with our Sponsor, officers and directors may be amended without shareholder approval.

Our letter agreement with our Sponsor, affiliates of our Sponsor, officers and directors contain provisions relating to transfer restrictions of our founder shares and private placement warrants, indemnification of the Trust Account, waiver of redemption rights and participation in liquidating distributions from the Trust Account. The letter agreement may be amended without shareholder approval. While we do not expect our board to approve any amendment to the letter agreement prior to our Business Combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination. If we are unable to complete our Business Combination, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Although we believe that the net proceeds of the IPO and the sale of the private placement warrants will be sufficient to allow us to complete our Business Combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the IPO and the sale of the private placement warrants prove to be insufficient, either because of the size of our Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our Business Combination or the terms of negotiated transactions to purchase shares in connection with our Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. Such financing may not be available on acceptable terms, if at all. The current economic environment may make difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. If we do not complete our Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our Business Combination.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Following the 2024 Shareholder Meeting, our initial shareholders own, on an as-converted basis, 76.60% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchases any units in the IPO or if our initial shareholders purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our Sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our Business Combination. Accordingly, our Sponsor will continue to exert control at least until the completion of our Business Combination. In addition, we have agreed not to enter into a definitive agreement regarding a Business Combination without the prior consent of our Sponsor.

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

A provision of our warrant agreement may make it more difficult for us to consummate a Business Combination.

If (x) we issue additional Class A ordinary shares or equity linked securities for capital raising purposes in connection with the closing of our Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our initial shareholders or their affiliates, without taking into account any founder shares held by our initial shareholders or such affiliates, as applicable, prior to such issuance including any transfer or reissuance of such shares), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our Business Combination, and (z) the volume-weighted average trading price of our Class A ordinary shares during the 10 trading day period starting on the trading day after the day on which we consummate our Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Value, and the $10.00 and $18.00 per share redemption trigger prices of the warrants will be adjusted (to the nearest cent) to be equal to 100% and 180% of the Market Value, respectively. This may make it more difficult for us to consummate a Business Combination with a target business.

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

Risks Associated with Acquiring and Operating a Business in Non-U.S. Countries

If we pursue a target company with operations or opportunities outside of the United States for our Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such Business Combination, and if we effect such Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our Business Combination, we would be subject to risks associated with cross-border Business Combinations, including in connection with investigating, agreeing to and completing our Business Combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

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

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such Business Combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our team following our Business Combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our Business Combination, our team may resign from their positions as officers or directors of the company and the management of the target business at the time of the Business Combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our Business Combination and if we effect our Business Combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our Business Combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our Business Combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our Business Combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our Business Combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We are a SPAC with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates.

Therefore, the Company does not consider that it faces significant cybersecurity risk and has not adopted any cybersecurity risk management program or formal processes for assessing, identifying, and managing material risks from cybersecurity threats. Our board is ultimately responsible for overseeing the Company’s risk management activities in general and, as deemed necessary by our management team, will be informed of any cybersecurity threats or risks that may arise. In fiscal year 2023, the Company did not identify any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy and results of operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our Class A ordinary shares and units trade on the OTCQX® Best Market under the symbols “CSTAF” and “CSTUF,” respectively, and our warrants trade on the OTCQB® Venture Market under the symbol “CSTWF.” We voluntarily delisted our Class A ordinary shares, units and warrants from the NYSE and, on January 16, 2024, our Class A ordinary shares, units and warrants began trading on the OTC.

(b) Holders

As of the date of this Annual Report, there was 1 holder of record of our Class A ordinary shares, 1 holder of record of our units, 4 holders of record of our Class B ordinary shares, 1 holder of record of our public warrants and 1 holder of record of our private placement warrants.

(c) Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our Business Combination. The payment of any cash dividends subsequent to our Business Combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with a Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

In November 2020, we issued our founder shares to one of our officers for an aggregate purchase price of $25,000. In December 2020, the founder shares were assigned to our Old Sponsor for the same purchase price initially paid by one of our officers. In January 2021, our Old Sponsor transferred 129,375 founder shares to our independent directors. In March 2021, each independent director forfeited 4,375 founder shares and our Old Sponsor forfeited 861,875 founder shares. On January 26, 2023, the Old Sponsor underwent a reorganization pursuant to which the limited partners of the Sponsor transferred all of their limited partnership interests to the Sponsor. On January 30, 2023, Klaus Kleinfeld, Hugo Banziger, Vesna Nevistic, Martin Weckwerth and Charles Stonehill tendered their resignations as directors of the Company. As a result, our Sponsor now owns 7,633,750 founder shares and the independent directors each own 38,750 founder shares.

The founder shares will automatically convert into Class A ordinary shares on the first business day following the completion of our Business Combination on a one-for-one basis, subject to certain adjustments. In the case that additional Class A ordinary shares, or equity-linked securities convertible or exercisable for Class A ordinary shares, are issued or deemed issued in excess of the amounts issued in our initial public offering and related to the closing of our Business Combination, the ratio at which founder shares will convert into Class A ordinary shares will be adjusted (subject to waiver by holders of a majority of the Class B ordinary shares then in issue) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 76.60% of the sum of our ordinary shares issued and outstanding following the 2023 Shareholder Meeting and 2024 Shareholder Meeting plus the number of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with our Business Combination (net of redemptions), excluding the representative shares and any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in our Business Combination and any private placement warrants issued to our Sponsor, an affiliate of our Sponsor or any of our officers or directors.

With certain limited exceptions, the founder shares are not transferable, assignable or salable (except to our officers and directors and other persons or entities affiliated with our Sponsor, each of whom are subject to the same transfer restrictions) until the earlier of (A) one year after the completion of our Business Combination or (B) subsequent to our Business Combination, (x) if the last reported sale price of the ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our Business Combination, or (y) the date following the completion of our Business Combination on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Our Old Sponsor purchased 5,466,667 private placement warrants at a price of $1.50 per warrant in a private placement that occurred concurrently with the closing of our initial public offering and generated gross proceeds of $8,200,000. Subsequent to such purchase and pursuant to the 2023 Shareholder Meeting, such private placement warrants were transferred to our Sponsor. Each private placement warrant is exercisable for one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the private placement warrants were added to the net proceeds from the initial public offering held in the Trust Account. If we do not complete a Business Combination by the Termination Date, the private placement warrants will expire worthless. The private placement warrants are non-redeemable and exercisable on a cashless basis so long as they are held by our Sponsor or its permitted transferees. The sale of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On January 30, 2024, the Sponsor converted an aggregate of 7,600,000 Class B ordinary shares into Public Shares on a one-for-one basis. The Sponsor waived any right to receive funds from the Company’s Trust Account with respect to the Public Shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Class B Ordinary Shares under the terms of the letter agreement. As of the date of this Annual Report, there are 9,967,684 Class A Ordinary Shares outstanding.

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

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On January 27, 2023, we held the 2023 Shareholder Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a Business Combination. In connection with that vote, the holders of 26,506,157 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.167 per share, for an aggregate redemption amount of approximately $269,485,746. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $46,138,503.

On January 29, 2024, we held the 2024 Shareholder Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a Business Combination. In connection with that vote, the holders of 2,126,159 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $11.13 per share, for an aggregate redemption amount of approximately $23,671,533. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $26,415,545.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

Overview

We are a blank check company incorporated in Cayman Islands on November 20, 2020. We were formed for the purpose of effecting a Business Combination.

Our sponsor is Constellation Sponsor LP, a Delaware limited partnership. The registration statement for the Initial Public Offering was declared effective on January 26, 2021. On January 29, 2021, we consummated the Initial Public Offering of 31,000,000 units, at $10.00 per unit, generating gross proceeds of $310.0 million, and incurring offering costs of $17,586,741 million, inclusive of $10,850,000 million in deferred underwriting commissions. On January 26, 2023, our Old Sponsor underwent a reorganization pursuant to which the limited partners of our Old Sponsor transferred all of their limited partnership interests to the Sponsor. On January 26, 2023, our Old Sponsor was liquidated pursuant to applicable law by the retirement of the general partner of our Old Sponsor (the second to last partner of our Sponsor) and all securities held by our Old Sponsor were distributed by operation of law to its sole remaining limited partner, the Sponsor, following which, on January 30, 2023, control of the Old Sponsor was transferred to affiliates of Antarctica Capital Partners, LLC, including Antarctica Endurance Manager, LLC the general partner of the Sponsor.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement of 5,466,667 private placement warrants, at a price of $1.50 per private placement warrant to our Old Sponsor, which are now held by our Sponsor, generating gross proceeds to us of $8.2 million.

Since the closing of the Initial Public Offering and the Private Placement, $310.00 million ($10.00 per unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in the Company’s Trust Account and was invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. On January 27, 2023, we liquidated the U.S. government treasury obligations or money market funds held in the Trust Account.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the private placement warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

We will only have until the Termination Date. If we do not complete a Business Combination by the Termination Date, we will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Company’s Trust Account, including interest and not previously released to us to fund our working capital requirements (less taxes payable) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of our net assets to our remaining shareholders, as part of our plan of dissolution and liquidation. Our Sponsor and initial shareholders entered into the letter agreement with us, pursuant to which they have waived their rights to participate in any redemption with respect to their founder shares; however, if the initial shareholders or any of our officers, directors or affiliates acquire ordinary shares in or after the Initial Public Offering, they will be entitled to a pro rata share of the Company’s Trust Account upon our redemption or liquidation in the event we do not complete a Business Combination within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including the Company’s Trust Account assets) will be less than the Initial Public Offering price per unit in the Initial Public Offering.

On January 27, 2023, we held an extraordinary general meeting of shareholders to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a Business Combination from January 29, 2023 to April 29, 2023 and to allow the Company, without another shareholder vote, to elect to extend the 2023 Termination Date to consummate a Business Combination on a monthly basis for up to nine times by an additional one month each time after the 2023 Articles Extension Date, by resolution of the board if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until January 29, 2024, or a total of up to twelve months after the 2023 Termination Date, unless the closing of the Company’s Business Combination shall have occurred prior to such date. The shareholders of the Company approved the 2023 Extension Amendment Proposal at the 2023 Shareholder Meeting and on January 31, 2023, the Company filed the 2023 Articles Amendment with the Registrar of Companies of the Cayman Islands.

In connection with the vote at the 2023 Shareholder Meeting, the holders of 26,506,157 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.167 per share, for an aggregate redemption amount of approximately $269,485,746. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $46,138,503. On February 13, 2023, a total of $46,600,678.12 (the remaining trust balance), was placed in a U.S.-based trust account at Citibank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee.

In connection with the closing of the transactions contemplated by the Investment Agreement, on January 26, 2023, the Old Sponsor underwent a reorganization pursuant to which the limited partners of the Old Sponsor transferred all of their limited partnership interests to the Sponsor. On January 26, 2023, the Old Sponsor was liquidated pursuant to applicable law by the retirement of the general partner of the Old Sponsor (the second to last partner of the Sponsor) and all securities held by the Old Sponsor were distributed by operation of law to its sole remaining limited partner, the Sponsor, following which, on January 30, 2023, control of the Old Sponsor was transferred to affiliates of Antarctica Capital Partners, LLC.

The board approved the voluntary delisting of its Class A ordinary shares, warrants and units from The New York Stock Exchange, and on January 16, 2024, the Company began trading its Class A ordinary shares and units on OTCQX® Best Market under the symbols “CSTAF” and “CSTUF,” respectively, and its warrants on the OTCQB® Venture Market under the symbol “CSTWF.”

On January 29, 2024, the Company held the 2024 Shareholder Meeting (A) to amend, by way of special resolution, the Company’s amended and restated memorandum and articles of association to extend the Termination Date by which the Company has to consummate a Business Combination from January 29, 2024 to February 29, 2024 and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to eleven times by an additional one month each time after the 2024 Articles Extension Date, by resolution of the directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until January 29, 2025, or a total of up to twelve months after the Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto; and (B) to amend, by way of special resolution, the Company’s amended and restated memorandum and articles of association to eliminate from the amended and restated memorandum and articles of association the limitation that the Company may not redeem Class A ordinary shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended), of less than $5,000,001 in order to allow the Company to redeem Public Shares irrespective of whether such redemption would exceed the Redemption Limitation. The shareholders of the Company approved the 2024 Extension Amendment Proposal and the 2024 Redemption Limitation Amendment Proposal at the 2024 Shareholder Meeting and on January 30, 2024, the Company filed the 2024 Articles Amendment with the Registrar of Companies of the Cayman Islands.

In connection with that vote to approve the 2024 Extension Amendment Proposal and the 2024 Redemption Limitation Amendment Proposal, the holders of 2,126,159 Class A ordinary shares properly exercised their right to redeem their shares for an aggregate price of approximately $11.13 per share, for an aggregate redemption amount of approximately $23,671,533. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $26,415,545.

On January 30, 2024, the Sponsor converted an aggregate of 7,600,000 Class B ordinary shares into Public Shares on a one-for-one basis. The Sponsor waived any right to receive funds from the Company’s Trust Account with respect to the Public Shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Class B Ordinary Shares under the terms of the letter agreement. As of the date of this Annual Report, there are 9,967,684 Class A Ordinary Shares outstanding.

On February 29, 2024, the Company drew an aggregate of $55,000 (the “Extension Funds”), as approved by unanimous director resolution, dated February 27, 2024, pursuant to the Extension Note (as defined below), which Extension Funds the Company deposited into the Company’s Trust Account for its public shareholders. This deposit enables the Company to extend the date by which it must complete its initial business combination from February 29, 2024 to March 29, 2024 (the “First 2024 Extension”). The First 2024 Extension is the first of eleven one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial business combination. The note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the note will be repaid only from amounts remaining outside of the Company’s Trust Account, if any.

On March 28, 2024, the Company drew additional Extension Funds, as approved by unanimous extension committee resolution, dated March 28, 2024, pursuant to the Extension Note, which Extension Funds the Company deposited into the Company’s trust account for its public shareholders. This deposit enables the Company to extend the date by which it must complete its initial business combination from March 29, 2024 to April 29, 2024 (the “Second 2024 Extension”). The Second 2024 Extension is the second of eleven one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial business combination. The note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the note will be repaid only from amounts remaining outside of the Company’s Trust Account, if any.

Liquidity and Going Concern Consideration

As of December 31, 2023, the Company had $3,541 in its operating bank account, and a working capital deficit of $3,390,914, net of the convertible promissory note – related party. Convertible promissory note - related party amounting to $3,131,000 is not expected to be settled out of the current assets.

Our liquidity needs to date have been satisfied through loans from the Sponsor to cover for certain operating expenses. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company working capital loans.

As of December 31, 2023, there was approximately $3,358,208 of borrowings outstanding and $120,000 of related admin fees owed to the Sponsor under the following promissory notes:

●	During the year ended December 31, 2022, the Company issued a number of unsecured promissory notes (the “2022 Notes”) totaling $258,780 to certain executive officers and affiliates of the Company. The proceeds of the 2022 Notes will be used as general working capital purposes. The 2022 Notes bear no interest and is payable in full upon the earlier to occur of (i) the Termination Date or (ii) the consummation of the Company’s Business Combination. Failure to pay the principals within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2022 Notes may be accelerated. As of December 31, 2023 and 2022, $227,208 and $258,780 is outstanding under the 2022 Notes, respectively.

●	On January 18, 2023, the Company issued an unsecured promissory note (the “2023 Note”) in the amount of $230,000 to the Sponsor. The proceeds of the 2023 Note will be used for general working capital purposes. The 2023 Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s Business Combination or (ii) the date that the winding up of the Company is effective. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2023 Note may be accelerated. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2023 Note may be converted into warrants of the Company, at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share of the Company. The Warrants shall be identical to the private placement warrants issued to the Sponsor at the time of the Company’s IPO. As of December 31, 2023, $230,000 is outstanding under this 2023 Note.

●	On January 30, 2023, the Company issued an unsecured promissory note, in the amount of $3,000,000 to the Sponsor (the “Extension Note”). The Sponsor funded the initial principal amount of $450,000 on January 30, 2023. The Extension Note does not bear interest and matures upon closing of the Company’s Business Combination. In the event that the Company does not consummate a Business Combination, the Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Extension Note will be deposited in the Trust Account. At the election of the payee, $1,270,000 of the total principal amount of the Extension Note may be converted, in whole or in part, at the option of the lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the private placement warrants issued to the Sponsor at the time of the IPO of the Company. As of December 31, 2023, $2,901,000 is outstanding under this Extension Note.

On January 30, 2024, the Company issued an unsecured promissory noted (the “2024 Note”) in the principal amount of $1,660,000 to the Sponsor. The 2024 Note does not bear interest and matures upon closing of the Business Combination. In the event that the Company does not consummate a Business Combination, the 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

We cannot provide any assurance that new financing along the lines detailed above will be available to us on commercially acceptable terms, if at all. Further, we have until the Termination Date to consummate a Business Combination, but we cannot provide assurance that we will be able to consummate a Business Combination by that date. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or January 29, 2025, the date the Company is required to liquidate. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

We intend to complete our Business Combination before the mandatory liquidation date; however, there can be no assurance that we will be able to consummate any Business Combination by the Termination Date. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because it becomes obligated to redeem a significant number of its Public Shares upon completion of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

Results of Operations

Our entire activity from inception through December 31, 2023 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our Business Combination. We generate non-operating income in the form of interest income and dividends on cash and investments held in the Company’s Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had a net loss of approximately $0.36 million, which included interest earned on investments held in the Company’s Trust Account of $3.0 million and a gain from the change in fair value of warrant liabilities of $0.2 million, offset by a loss from operations of $3.56 million.

For the year ended December 31, 2022, we had a net income of approximately $12.88 million, which included a gain from the change in fair value of warrant liabilities of $9.5 million and interest earned on investments held in the Company’s Trust Account of $4.47 million, offset by a loss from operations of $1.1 million.

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

Underwriting Agreement

We paid an underwriting discount of 2% of the per Unit offering price, or approximately $6,200,000 in the aggregate at the closing of the Initial Public Offering and agreed to pay deferred underwriting fees of 3.5% of the gross offering proceeds, or approximately $10,850,000 in the aggregate upon the Company’s completion of a Business Combination (the “Deferred Underwriting Fees”). The Deferred Underwriting Fees will become payable to the underwriters from the amounts held in the Company’s Trust Account solely in the event the Company completes its Business Combination.

Critical Accounting Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, actual results may differ from these estimates under different assumptions or conditions.

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

On January 27, 2023, we liquidated the U.S. government treasury obligations or money market funds held in the Company’s Trust Account. The funds in the Company’s Trust Account will be maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of our Business Combination and our liquidation. Interest on such deposit account is currently approximately 2.5% to 3.0% per annum, but such deposit account carries a variable rate, and we cannot assure you that such rate will not decrease or increase significantly.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Annual Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2023.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Name	Age	Position
Officers
Chandra R. Patel	58	Chief Executive Officer
Richard C. Davis	58	President
Jarett Goldman	37	Chief Financial Officer
Graeme Shaw	53	Chief Technology Officer
Directors
Chandra R. Patel	58	Chairman and Director
Richard C. Davis	57	Director
Heiko Faass	48	Independent Director
Nicole Schepanek	49	Independent Director
Bob Stefanowski	61	Independent Director

Management

Chandra R. Patel is the founder of Antarctica Capital and has served as the managing partner of Antarctica Capital since 2010. Antarctica Capital is an alternative asset manager headquartered in New York. Mr. Patel is responsible for Antarctica Capital’s strategic direction and core relationships and leads the firm’s key expansion initiatives. He developed the real assets business for Antarctica Capital and its SIGA®, SARO® and SEREY™ investment strategies. Mr. Patel co-founded Antarctica Capital’s private equity business and raised its first real estate fund. Mr. Patel has served as the Chief Executive Officer and Chairman of the board of Global Partner Acquisition Corp II (“GPAC”) since January 2023. Mr. Patel served as the chairman of the board of directors of Endurance Acquisition Corp. (“Endurance”) from April 2021 until the completion of its Business Combination with SatixFy Communications Ltd. (“SatixFy”) in October 2022. Previously, he invested in a portfolio of companies in technology and healthcare, and he was involved in a number of cross-border transactions and policy initiatives. Mr. Patel also founded and held senior management positions at a variety of technology and information services companies and was an associate at a leading New York law firm. He sits on the boards of American Life & Security Corp., Weddell Re, EarthDaily Analytics Corp., Technical Realty Group USA, eCommunity Holdings and Play Rugby USA. Mr. Patel graduated from the University of Kansas (Bachelors of Arts), Summa Cum Laude, London School of Economics (Master of Science), and Boston College (Juris Doctor). We believe that Mr. Patel is well qualified to serve on our board due to his extensive experience in private equity transactions and as the founder and managing partner of Antarctica Capital.

Richard C. Davis is a highly experienced executive with over 25 years of experience in corporate finance, private equity and the space industry. Mr. Davis has served as the chief executive officer of Descartes Labs, Inc. since June 2022. Prior to that, he served as the chief executive officer and a member of the board of directors of Endurance from April 2021 until the completion of its Business Combination with SatixFy in October 2022. Since March 2021, he has served as a managing director of ADP. He is also a founder and managing member of ArgoSat Advisors, a premier global advisory firm focused on the space industry that was founded in 2009. Mr. Davis also serves on the boards of SatixFy, EarthDaily Analytics Corp. and AscendArc. Prior to ArgoSat, Mr. Davis was president, and later interim-CFO, for ProtoStar, a communications satellite operator which raised over $500 million and launched two DTH satellites over Asia. Earlier in his career, Mr. Davis was a private equity investor Principal at VantagePoint Venture Partners, a private equity and venture capital firm with $4 billion of assets under management. His focus was on media/telecom as well as semiconductors/semiconductor capital equipment. Before that he was a vice president and founding member of the Lehman Brothers Communication Fund which was an $800 million private equity fund focused on communications infrastructure investments. In these roles, Mr. Davis was involved in equity and debt investments, asset acquisitions and dispositions and mergers and other Business Combinations or spin-offs for approximately two dozen companies in various investment lifecycle stages. Mr. Davis started his corporate finance career as an associate at Salomon Brothers. Mr. Davis was formerly an instructor pilot in the United States Air Force. He received his B.S. in Astrophysics (cum laude) from the University of Minnesota, and his MBA from the University of Virginia. We believe that Mr. Davis is well qualified to serve on our board due to his extensive experience in private equity transactions.

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

Board of Directors

Heiko Faass is an experienced entrepreneur, advisor and private investor across Europe, United States and Latin America with over 20 years of vast experience in principal investing, turnaround and special situations, capital markets and corporate management. From November 2014 until March 2024, Mr. Faass has served as Chief Executive Officer of Ferrer Faass & Co, LLC, a Corporate Advisory firm and Private Equity Fund Manager in the US Commonwealth of San Juan, PR. In addition, from November 2015 to February 2023, Mr. Faass has been overseeing strategic management as Chief Executive Officer of Latin Media House, LLC, a leading Latino-publisher of print and online media in Spanish and English with a 50-year history. From 2008 to 2012, he served as Chief Executive Officer of a joint venture to develop a $400 million dollar health luxury resort overseeing all aspects from business planning, capital raising and development planning for a hotel complex, several hundred apartments and villas. Prior to that, from 2001-2005, Mr. Faass served as the co-founder and manager of a M&A Boutique Firm in Frankfurt, Germany, where he was responsible for deal generation and overseeing all operations. Mr. Faass has held Management and Partner positions across a series of industries, sizes and in Germany and the United States. He has been involved in the origination, review, structuring and execution of transactions from startups to restructuring cases to large real estate and real estate developments with a special focus on technology, manufacturing, commercial real estate and real estate development. Mr. Faass is a member of the CFA Institute and the CFA Society of Miami and is fluent in German, English and Spanish. We believe that Mr. Faass is well qualified to serve on our board due to his extensive experience as founder and executive of a series of companies and his experience in private equity and real estate transactions.

Nicole Schepanek has a long history in management positions and in supervisory roles for companies. Since 2021, Ms. Schepanek has been the managing partner and co-founder of Aureus Capital, an active private equity investor with a focus on B2B financial services companies with a tech angle and a corporate finance advisor for fast-growing companies, especially in the financial services sector, housed in the Berlin, Germany office in Schönefeld. From 2018 to 2021, Ms. Schepanek was managing director and partner in the New York City, USA office of the Boston Consulting Group. In this role, Ms. Schepanek focused on strategic finance, risk, and capital management, as well as strategy, (digital) innovation, and strategic M&A topics of Tier I insurance and banking groups. Prior to this, Ms. Schepanek established Aureus Advisory in 2010, a consulting boutique that provided both traditional consulting and digital advisory support, which she ran until 2018. The Tier I insurance and banking groups that Aureus Advisory supported spanned clients located in France, Germany, Italy, Switzerland, United Kingdom, and the United States. From 2008 to 2010, Ms. Schepanek was the Head of Financial Institutions and Compliance for SPQR Capital, a Private Equity Investor in London, the United Kingdom. Similarly, she was the Vice President of EMEA Financial Institutions Groups, Bank of America in London, the United Kingdom from 2007 to 2008. Prior to that, Ms. Schepanek was as Principal part of the Risk Management & Insurance team at Oliver Wyman, working in both the Global Insurance Leadership and Global Risk Management teams, from 2005 to 2007 and as part of the Financial Services group from 1998 to 2003. Between Ms. Schepanek’s time at Oliver Wyman, Ms. Schepanek spent a year with McKinsey & Company in its Risk Management and Insurance group. Ms. Schepanek is currently a member of AlphaQs Supervisory Board, is the Chair of the Development Board at Autistica - a leading UK-based autism medical research charity -, and the audit committee chair for Swiss Insurtech Hub. Ms. Schepanek received her Corporate Governance Certificate in 2022 from INSEAD Int. Directors Program. Prior to that, Ms. Schepanek studied for and received her Masters in Mathematics with minors in economics and statistics in 1998. We believe that Ms. Schepanek is well qualified to serve on our board due to her extensive experience as a managing director, work with global Tier I insurance and banking groups, and knowhow of private equity transactions.

Bob Stefanowski has over 30 years of experience in finance, business turnarounds, strategy, board governance and regulatory compliance. Mr. Stefanowski is a former Certified Public Accountant, Certified Financial Analyst and Certified Fraud Examiner. Mr. Stefanowski’s senior roles included Chief Financial Officer of the Investment Banking Division of UBS and an Officer of the General Electric Company. Mr. Stefanowski was previously the President and Chief Executive Officer of DFC Global, a Consumer Lender owned by Lone Star Private Equity. Prior to that, he was the Chief Financial Officer of UBS’s Investment Bank headquartered in London, UK. Mr. Stefanowski previously ran the US Operations of 3i Private Equity, a UK FTSE company. Mr. Stefanowski came to 3i from General Electric where he served as CEO of GE Corporate Finance Europe. Mr. Stefanowski was appointed a Company Officer by the GE Board of Directors in April 2006, becoming one of the top leaders in a company with 300,000 employees. He was Chairman of the Board of Directors of GE Heller Bank AG (Mainz, Germany), GE Corporate Finance Bank (London, UK) GE Business Finance (Milan, Italy), GE Artesia Bank NV (Amsterdam, Netherlands) and a Board Member of GE Facto France (Paris, France) and BPH Bank (Warsaw, Poland). Mr. Stefanowski also held various M&A, Finance and Sales roles in his 14-year career with GE. Previously, he was a senior accountant with Price Waterhouse Coopers in Hartford, CT, a Litigation Consultant in Los Angeles, California and Managing Director of M&A for Brink’s Incorporated. Mr. Stefanowski earned a BS in Accounting from Fairfield University and an MBA from Cornell University. Mr. Stefanowski has authored two books “Making M&A Deals Happen” published in February 2007 and “Material Adverse Change” published in September 2017. We believe that Mr. Stefanowski is well qualified to serve on our board due to his extensive experience in board governance, finance, and successful management of business shifts.

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

Prior to the completion of a Business Combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of a Business Combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

Pursuant to an agreement entered into prior to the closing of the IPO, our Sponsor, upon and following consummation of a Business Combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the Sponsor holds any securities covered by the registration and shareholder rights agreement.

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

Director Independence

The rules of OTCQX® Best Market and OTCQB® Venture Market require that two members of our board of directors be independent. An “independent director” is defined generally means a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Heiko Faass, Nicole Schepanek and Bob Stefanowski are our independent directors, as defined in the OTCQX® Best Market and OTCQB® Venture Market listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us, other than $25,000 that was paid to each of our independent directors in 2023 for their role on a special committee to consider a potential business combination. Commencing on the date that our securities were first listed on NYSE through the earlier of consummation of our Business Combination and our liquidation, we will reimburse our Sponsor for office space, secretarial and administrative services provided to us, and other obligations of our Sponsor, in the amount of up to $10,000 per month. In addition, our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of- pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to a Business Combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating a Business Combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our Business Combination.

After the completion of our Business Combination, directors or members of our team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed Business Combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our team maintain their positions with us after the consummation of our Business Combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our team’s motivation in identifying or selecting a target business but we do not believe that the ability of our team to remain with us after the consummation of our Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors have three standing committees: an audit committee, a nominating committee and a compensation committee.

Subject to phase-in rules and a limited exception, the rules of Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each committee will operate under a charter that has been approved by our board and will have the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

Heiko Faass, Nicole Schepanek and Bob Stefanowski will serve as members of our audit committee. Our board of directors has determined that each of Heiko Faass, Nicole Schepanek and Bob Stefanowski are independent. Bob Stefanowski will serve as the Chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that they each qualify as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

Nominating Committee

The members of our nominating committee are Heiko Faass, Nicole Schepanek and Bob Stefanowski. Nicole Schepanek will serve as Chairman of the nominating committee. Our board of directors has determined that each of Heiko Faass, Nicole Schepanek and Bob Stefanowski are independent.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which is specified in a charter to be adopted by us, generally provide that persons to be nominated:

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

Our board of directors has determined that each of Heiko Faass, Nicole Schepanek and Bob Stefanowski are independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other Section 16 executive officers; reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors; and

●	administrating the Company’s Clawback Policy (as defined below).

The charter will also provide that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the OTC and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the years ending December 31, 2023 and 2022, there were no delinquent filers.

Clawback Policy

Our board of directors has adopted a Clawback Policy (the “Clawback Policy”) designed to comply with Section 10D of the Exchange Act, the rules promulgated thereunder, and the listing standards of OTCQX® Best Market and OTCQB® Venture Market. The Clawback Policy is also filed as an exhibit to this Annual Report. The Company believes that it is in the best interests of the Company and its shareholders to create and maintain a culture that emphasizes integrity and accountability and that reinforces the Company’s pay-for-performance compensation philosophy. The Company’s board of directors therefore adopted the Clawback Policy, which provides for the recoupment of certain executive compensation in the event that the Company is required to prepare an accounting restatement of its financial statements due to material noncompliance with any financial reporting requirement under the federal securities laws. The Clawback Policy is administered by the Company’s compensation committee. Any determinations made by the compensation committee are final and binding on all affected individuals. The Clawback Policy applies to the Company’s current and former executive officers (as determined by the compensation committee in accordance with Section 10D of the Exchange Act, the rules promulgated thereunder, and the listing standards of OTCQX® Best Market and OTCQB® Venture Market) and such other senior executives or employees who may from time to time be deemed subject to the Clawback Policy by the compensation committee.

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees (our “Code of Ethics”). Our Code of Ethics is available on our website. A copy of the Code of Ethics can be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a current report on Form 8-K. Our Code of Ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Ethics on our website.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity, pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, and may only decide to present it to us if such entity rejects the opportunity and consummating the same would not violate any restrictive covenants to which such officers and directors are subject. Notwithstanding the foregoing, we may pursue an acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our Business Combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Business Combination.

Individual	Entity	Entity’s business	Affiliation
Officers
Chandra R. Patel	Antarctica Capital	Alternative Asset Manager	Founder and Managing Partner
	Global Partner Acquisition Corp II	Special Purpose Acquisition Company	Chief Executive Officer and Chairman
	EarthDaily Analytics Corp.	Earth Observation and Data Analytics Company	Director
	American Life & Security Corp.	Insurance Company	Chairman
	Weddell Holdings	Reinsurance Company	Director
	Technical Realty Group USA	Data Center Owner and Operator	Director
	eCommunity Holdings	Fiber Asset Owner and Operator	Director
	Play Rugby USA	Non-profit youth development organization	Director
Richard C. Davis	Antarctica Capital	Alternative Asset Manager	Managing Director
	ArgoSat Advisors	Global Advisory Firm	Founder and Managing Member
	Global Partner Acquisition Corp II	Special Purpose Acquisition Company	President and Board Member
	Descartes Labs	Geospatial Analytics Company	Chief Executive Officer and Board Member
	EarthDaily Analytics Corp.	Earth Observation and Data Analytics Company	Board Member
	SatixFy Communications Ltd	Satellite Communications Systems Company	Board Member
	AscendArc	Satellite Communications Company	Board Member
Jarett Goldman	Antarctica Capital	Alternative Asset Manager	Director
	Global Partner Acquisition Corp II	Special Purpose Acquisition Company	Chief Financial Officer
	Descartes Acquisition Corp.	Geospatial Analytics Company	Director & Chairman of the Board
	Weddell Holdings	Reinsurance Company	Director
Graeme Shaw	ArgoSat Advisors	Global Advisory Firm	Founder and Managing Member
	Global Partner Acquisition Corp II	Special Purpose Acquisition Company	Chief Technology Officer
	Descartes Labs	Geospatial Analytics Company	Chief Operating Officer, President, and Board Member
Directors (Including Director Nominees)
Heiko Faass	-	-	-
Nicole Schepanek	Aureus Capital	Private Equity Investor	Managing Partner
	Swiss Re	Insurance	Managing Director
	CN 4 Portfolio AG	Insurance	Deputy Chair
Bob Stefanowski	Lolo Consulting	Financial Consulting	Founder

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers, directors and external advisors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our Old Sponsor subscribed for founder shares prior to the date of the IPO and affiliates of our Old Sponsor purchased private placement warrants in a transaction that closed simultaneously with the closing of the IPO. Pursuant to the 2023 Shareholder Meeting, such founder shares and private placement warrants have been subsequently transferred to our Sponsor. Our Sponsor and our team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares purchased during or after the IPO in connection with (i) the completion of our Business Combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Business Combination or to redeem 100% of our public shares if we do not complete our Business Combination by the Termination Date, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-Business Combination activity. Additionally, our Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to its founder shares if we fail to complete our Business Combination within the required time period. If we do not complete our Business Combination within the required time period, the private placement warrants and the underlying securities will expire worthless. Except as described herein, our Sponsor and our team have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our Business Combination and (B) subsequent to our Business Combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our Business Combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, private placement warrants and the Class A ordinary shares underlying such warrants, will not be transferable until 30 days following the completion of our Business Combination. Because each of our executive officers and director nominees will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Business Combination.

●	Our officers, directors and external advisors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers, directors and advisors was included by a target business as a condition to any agreement with respect to our Business Combination.

We are not prohibited from pursuing a Business Combination or subsequent transaction with a company that is affiliated with our Sponsor or any member of our team. In the event we seek to complete our Business Combination with a company that is affiliated with our Sponsor or any of our founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or an independent valuation or accounting firm that such Business Combination or transaction is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our Sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our Business Combination. Further, commencing on the date our securities are first listed on NYSE, we will also reimburse our Sponsor for office space, secretarial and administrative services provided to us, and other obligations of our Sponsor, in the amount of up to $10,000 per month.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

If we seek shareholder approval, we will complete our Business Combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our Sponsor and each member of our team have agreed to vote their founder shares and public shares purchased during or after the IPO in favor of our Business Combination.

Item 11. Executive Compensation.

None of our officers or directors have received or, prior to our Business Combination, will receive any cash compensation for services rendered to us, other than $25,000 that was paid to each of our independent directors in 2023 for their role on a special committee to consider a potential business combination. We paid our Old Sponsor, and following the Extension, we pay our Sponsor up to $10,000 per month for office space, administrative and support services. Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or any of their affiliates.

After the completion of our Business Combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed Business Combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our Business Combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the completion of our Business Combination should be a determining factor in our decision to proceed with any potential Business Combination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares available to us at December 31, 2023, with respect to our ordinary shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares; and

●	each of our executive officers, directors and director nominees; and all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. In the table below, percentage ownership is based on 12,243,843 ordinary shares, consisting of (i) 4,493,843 Class A ordinary shares and (ii) 7,750,000 Class B ordinary shares, issued and outstanding as of December 31, 2023. As a result, the below table does not account for redemption of shares that occurred in connection with the 2024 Shareholder Meeting held on January 29, 2024. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this report.

	Class B Ordinary Shares		Class A Ordinary Shares
Name of Beneficial Owners	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Five Percent Holders
Meteora Capital, LLC(1)	-	-	293,841	6.54%	*
First Trust Merger Arbitrage Fund(2)	-	-	384,008	8.55%	*
First Trust Capital Management L.P., First Trust Capital Solutions L.P. and FTCS Sub GP LLC(2)	-	-	428,799	9.54%	*
Periscope Capital Inc.(3)	-	-	322,555	7.18%	*
Mizuho Financial Group, Inc.(4)	-	-	356,662	7.94%	*
Westchester Capital Management, LLC(5)	-	-	381,194	8.48%	*
Fir Tree Capital Management LP(6)	-	-	288,677	6.42%	*
Wolverine Asset Management, LLC (7)	-	-	376,586	8.38%	*
Constellation Sponsor LP (our Sponsor)(8)(9)(10)	7,633,750	98.5%	-	-	62.35%
Directors and Executive Officers of Constellation
Chandra R. Patel(9)	-	-	-	-	-
Jarett Goldman(9)	-	-	-	-	-
Richard C. Davis(9)	-	-	-	-	-
Graeme Shaw(9)	-	-	-	-	-
Nicole Schepanek(9)(10)(11)(12)	38,750	*	-	-	*
Heiko Faass(9)(10)(11)(13)	38,750	*	-	-	*
Bob Stefanowski(9)(10)(11)(14)	38,750	*	-	-	*
All officers and directors as a group (7 individuals)	116,250	1.5%	-	-	*

*	Less than one percent.
(1)	Meteora Capital, LLC is a Delaware limited liability company (“Meteora Capital”) with respect to the Class A ordinary shares held by certain funds and managed accounts to which Meteora Capital serves as investment manager (collectively, the “Meteora Funds”). Vik Mittal serves as the Managing Member of Meteora Capital, with respect to the Class A ordinary shares held by the Meteora Funds. The business address is 1200 N Federal Hwy, #200, Boca Raton FL 33432.

(2)	First Trust Merger Arbitrage Fund (“VARBX”) is a series of Investment Managers Series Trust II, an investment company registered under the Investment Company Act of 1940. First Trust Capital Management L.P. (“FTCM”) is an investment adviser registered with the SEC that provides investment advisory services to, among others, (i) series of Investment Managers Series Trust II, an investment company registered under the Investment Company Act of 1940, specifically First Trust Multi-Strategy Fund and VARBX, and (ii) Highland Capital Management Institutional Fund II, LLC, a Delaware limited liability company (collectively, the “Client Accounts”). First Trust Capital Solutions L.P. (“FTCS”) is a Delaware limited partnership and control person of FTCM. FTCS Sub GP LLC (“Sub GP”) is a Delaware limited liability company and control person of FTCM. As investment adviser to the Client Accounts, FTCM has the authority to invest the funds of the Client Accounts in securities (including the Company’s ordinary shares) as well as the authority to purchase, vote and dispose of securities, and may thus be deemed the beneficial owner of any of Constellation’s ordinary shares held in the Client Accounts. As of December 31, 2023, VARBX owned 384,008 Class A ordinary shares, while FTCM, FTCS and Sub GP collectively owned 428,799 Class A ordinary shares of Constellation’s outstanding Class A ordinary shares. FTCS and Sub GP may be deemed to control FTCM and therefore may be deemed to be beneficial owners of Constellation’s Class A ordinary shares. No one individual controls FTCS or Sub GP. FTCS and Sub GP do not own any of Constellation’s ordinary shares for their own accounts. The principal business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212. The principal business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606.
(3)	Periscope Capital Inc. (“Periscope”), which is the beneficial owner of 192,423 Constellation Class A ordinary shares, acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds (each, a “Periscope Fund”) that collectively directly own 130,132 Constellation Class A ordinary shares. The principal business address for Periscope and the Periscope Funds is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.
(4)	Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of said Class A ordinary shares directly held by Mizuho Securities USA LLC which is their wholly-owned subsidiary. The principal business address of the aforementioned entities is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.
(5)	Westchester Capital Management, LLC (“Westchester”) is a Delaware limited liability company. Virtus Investment Advisers, Inc. (“Virtus”) serves as the investment adviser to The Merger Fund (“MF”). Westchester, a registered investment adviser, serves as sub-advisor to MF. MF directly holds Constellation’s Class A ordinary shares for the benefit of the investors. Mr. Roy Behren and Mr. Michael T. Shannon each serve as Co-Presidents of Westchester. By virtue of these relationships, Westchester and Messrs. Behren and Shannon may be deemed to beneficially own the Constellation’s Class A ordinary shares held by MF, however, Westchester and Messrs. Behren and Shannon disclaim beneficial ownership of such shares of Class A ordinary shares, except to the extent of their pecuniary interest therein. The principal business address of Westchester is 100 Summit Drive, Valhalla, NY 10595. The principal business address of Virtus is One Financial Plaza, Hartford, CT 06103 and the principal business address of MF is 101 Munson Street, Greenfield, MA 01301-9683.
(6)	Fir Tree Capital Management LP is a Delaware limited partnership and its principal business address is 500 5th Avenue, 9th Floor, New York, New York 10110.
(7)	Wolverine Asset Management, LLC (“WAM”) is an investment adviser and as of December 31, 2023, had voting and disposition power over 376,586 Constellation Class A ordinary shares. As of February 14, 2024, WAM’s voting and disposition power dropped to 195,977 Constellation Class A ordinary shares, which is equal to 1.97% of issued and outstanding Class A ordinary shares as of December 31, 2023. The sole member and manager of WAM is Wolverine Holdings, L.P. (“Wolverine Holdings”). Robert R. Bellick and Christopher L. Gust may be deemed to control Wolverine Trading Partners, Inc. (“WTP”), the general partner of Wolverine Holdings. The principal business address of WAM, Wolverine Holdings, Robert R. Bellick and Christopher L. Gust is 175 West Jackson Boulevard, Suite 340 Chicago, IL 60604.
(8)	In connection with the closing of the transactions contemplated by the Investment Agreement, on January 26, 2023, the Old Sponsor underwent a reorganization pursuant to which the limited partners of the Old Sponsor transferred all of their limited partnership interests to the Sponsor, a newly formed Delaware limited partnership. On January 26, 2023, the Old Sponsor was liquidated pursuant to applicable law by the retirement of the general partner of the Old Sponsor (the second to last partner of the Old Sponsor) and all securities held by the Old Sponsor were distributed by operation of law to its sole remaining limited partner, the Sponsor, following which, on January 30, 2023, control of the Old Sponsor was transferred to affiliates of Antarctica Capital Partners, LLC, including Antarctica Endurance Manager, LLC. Antarctica Endurance Manager, LLC, is the general partner of the Sponsor. There are three managers of Antarctica Endurance Manager, LLC. Each manager has one vote, and the approval of a majority is required to approve an action of Antarctica Endurance Manager, LLC. Under the so-called “rule of three”, if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regards to Antarctica Endurance Manager, LLC. Based upon the foregoing analysis, no individual manager of Antarctica Endurance Manager, LLC exercises voting or dispositive control over any of the securities held by the Sponsor, even those in which he or she directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such securities.
(9)	The business address of each of the following entities and individuals is 200 Park Avenue, 32nd Floor, New York, New York 10166.
(10)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our Business Combination.
(11)	Nicole Schepanek, Heiko Faass, and Bob Stefanowski were appointed as independent members of the board of directors of the Company on February 28, 2023.
(12)	Includes 38,750 shares of Class B ordinary shares beneficially owned directly by Ms. Schepanek.
(13)	Includes 38,750 shares of Class B ordinary shares beneficially owned directly by Mr. Faass.
(14)	Includes 38,750 shares of Class B ordinary shares beneficially owned directly by Mr. Stefanowski.

Our Sponsor and our team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares purchased during or after the IPO in connection with (i) the completion of our Business Combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Business Combination or to redeem 100% of our public shares if we do not complete our Business Combination by the Termination Date, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-Business Combination activity. Further, our Sponsor and each member of our team have agreed to vote their founder shares and public shares purchased during or after the IPO in favor of our Business Combination.

Our Sponsor is deemed to be our “promoter” as such term is defined under the federal securities laws.

On January 27, 2023, the Company held the 2023 Shareholder Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a Business Combination. In connection with that vote, the holders of 26,506,157 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.167 per share, for an aggregate redemption amount of approximately $269,485,746. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $46,138,503.

On January 29, 2024, the Company held the 2024 Shareholder Meeting (A) to amend, in part, our amended and restated memorandum and articles of association to extend the date by which we have to consummate a Business Combination. In connection with that vote, the holders of 2,126,159 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $11.13 per share, for an aggregate redemption amount of approximately $23,671,533. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $26,415,545.

On January 30, 2024, the Sponsor converted an aggregate of 7,600,000 Class B ordinary shares into Public Shares on a one-for-one basis. The Sponsor waived any right to receive funds from the Company’s Trust Account with respect to the Public Shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Class B Ordinary Shares under the terms of the letter agreement. As of the date of this Annual Report, there are 9,967,684 Class A Ordinary Shares outstanding.

Transfers of Founder Shares and Private Placement Warrants

The founder shares, private placement warrants and any Class A ordinary shares issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in the agreement entered into by our Sponsor and our team. Our Sponsor and our team have agreed not to transfer, assign or sell (i) any of their founder shares until the earliest of (A) one year after the completion of our Business Combination and (B) subsequent to our Business Combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our Business Combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property, and (ii) any of their private placement warrants and Class A ordinary shares issued upon conversion or exercise thereof until 30 days after the completion of our Business Combination. The foregoing restrictions are not applicable to transfers (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members or targets of our Sponsor or their affiliates, any affiliates of our Sponsor, or any employees of such affiliates; (b) in the case of an individual, by gift to a member of one of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a Business Combination at prices no greater than the price at which the founder shares, private placement warrants or Class A ordinary shares, as applicable, were originally purchased; (f) by virtue of our Sponsor’s organizational documents upon liquidation or dissolution of our Sponsor; (g) to the company for no value for cancellation in connection with the consummation of our Business Combination; (h) in the event of our liquidation prior to the completion of our Business Combination; or (i) in the event of our completion of a liquidation, merger, share exchange or other similar transaction which results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property subsequent to our completion of our Business Combination; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement.

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

In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our Business Combination. However, the registration and shareholder rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the founder shares, as described in the following paragraph, and (ii) in the case of the private placement warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of our Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Except as described herein, our Sponsor and our team have agreed not to transfer, assign or sell (i) any of their founder shares until the earliest of (A) one year after the completion of our Business Combination and (B) subsequent to our Business Combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our Business Combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property, and (ii) any of their private placement warrants and Class A ordinary shares issued upon conversion or exercise thereof until 30 days after the completion of our Business Combination. Any permitted transferees will be subject to the same restrictions and other agreements of our Sponsor and team with respect to any founder shares, private placement warrants and Class A ordinary shares issued upon conversion or exercise thereof.

In addition, pursuant to an agreement entered into prior to our IPO, our Sponsor, upon and following consummation of a Business Combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the Sponsor holds any securities covered by the registration and shareholder rights agreement.

Equity Compensation Plans

As of December 31, 2023, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On November 20, 2020, our Old Sponsor paid $25,000, or approximately $0.003 per share, to cover for certain offering costs in consideration for 8,625,000 founder shares, which were subsequently transferred to our Sponsor in the sponsor handover. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares upon completion of the IPO. In January 2021, our Old Sponsor transferred 43,125 of our founder shares to each of our three independent directors. In March 2021, each independent director forfeited 4,375 founder shares and our Old Sponsor forfeited 861,875 founder shares. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Affiliates of our Old Sponsor purchased 5,466,667 private placement warrants for a purchase price of $8,200,000 in a private placement that occurred simultaneously with the closing of the IPO, which were subsequently transferred to our Sponsor in the sponsor handover. As such, interest in this transaction for affiliates of our Sponsor is valued at $8,200,000. The private placement warrants and Class A ordinary shares issued upon the exercise or conversion thereof may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

As more fully discussed in the section of this Annual Report entitled “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” if any of our officers or directors becomes aware of a Business Combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We currently maintain our executive offices at 200 Park Avenue, 32nd Floor New York, NY, 10166. The cost for our use of this space is included in the fee of up to $10,000 per month that we will pay to our Sponsor for office space, administrative and support services, and other obligations of our Sponsor, commencing on the date that our securities are first listed on NYSE. Upon completion of our Business Combination or our liquidation, we will cease paying these monthly fees.

No compensation of any kind, including finder’s and consulting fees, will be paid to our Sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of a Business Combination, other than $25,000 that was paid to each of our independent directors in 2023 for their role on a special committee to consider a potential business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed.

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

On February 23, 2021, we issued an unsecured promissory note in the amount of up to $699,999 to certain affiliates of our Old Sponsor. The proceeds of the note, which may be drawn down from time to time until we consummate our Business Combination, will be used as general working capital purposes. The note bears no interest and is payable in full upon the earlier to occur of (i) the Termination Date or (ii) the consummation of the company’s Business Combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the note may be accelerated. The affiliates of our Old Sponsor had the option to convert any unpaid balance of the note into private placement warrants (the “Conversion Warrants”), each warrant exercisable for one ordinary share of the company at an exercise price of $1.50 per share. The terms of the Conversion Warrants would be identical to the warrants issued by the company to affiliates of our Old Sponsor in a private placement that was consummated in connection with our IPO. The affiliates of our Old Sponsor shall be entitled to certain registration rights relating to the Conversion Warrants. On May 3, 2021, the note was amended to remove the option to convert any unpaid balance of the note into private placement warrants. As of December 31, 2021, there were $0 outstanding under the note.

On January 30, 2024, we issued an unsecured promissory note in the amount of up to $1,660,000 to our Sponsor (the “January 30, 2024 Note”). The January 30, 2024 Note was issued in connection with advances the Sponsor may make to the Company for contributions to the Company’s Trust Account in connection with the Extension and other expenses reasonably related to its business and the consummation of the Business Combination. The January 30, 2024 Note bears no interest and is due and payable upon the Business Combination.

In addition, in order to finance transaction costs in connection with an intended Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that the Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor, members of our team or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

After our Business Combination, members of our team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration and shareholder rights agreement pursuant to which our initial shareholders, and their permitted transferees, if any, will be entitled to certain registration rights with respect to the private placement warrants, the securities issuable upon conversion of working capital loans (if any) and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the founder shares. Further, pursuant to an agreement to be entered into prior to the closing of the IPO, our Sponsor, upon and following consummation of a Business Combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the Sponsor holds any securities covered by the registration and shareholder rights agreement.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a policy providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Item 14. Principal Accountant Fees and Services

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the year ended December 31, 2023 and 2022, fees for our independent registered public accounting firm were approximately $90,000 and $88,000, respectively, for the quarterly filings and the audit of our December 31, 2023 and 2022 financial statements included in this Annual Report.

Audit-Related Fees. During the year ended December 31, 2023 and 2022, fees for our independent registered public accounting firm were approximately $0 and $7,000, respectively, for render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the year ended December 31, 2023 and 2022, fees for our independent registered public accounting firm were approximately $4,000 and $3,750, respectively, for services rendered to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2023 and 2022, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(3) Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be accessed on the SEC website at www.sec.gov.

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association.(1)
3.2	Amendment to Amended and Restated Memorandum and Articles of Association.(2)
3.3	Amendment to Amended and Restated Memorandum and Articles of Association.(3)
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, As Amended.*
4.2	Warrant Agreement, dated January 26, 2021 between the Company and Continental Stock Transfer & Trust Company, as warrant agent.(1)
10.1	Investment Management Trust Agreement, dated January 26, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee.(1)
10.2	Investment Agreement, dated January 26, 2023, by and among Constellation Acquisition Corp I, Constellation Sponsor GmbH & Co. KG, and Endurance Constellation, LLC.(2)†
10.3	Letter Agreement Amendment, dated January 30, 2023, among the Company and its officers and directors and Constellation Sponsor GmbH & Co. KG.(2)
10.4	Registration Rights Agreement, dated January 26, 2021, between the Company and certain security holders.(1)
10.5	Administrative Services Agreement, dated January 26, 2021, between the Company and Constellation Sponsor GmbH & Co. KG.(1)
10.6	Private Placement Warrants Purchase Agreement, dated January 26, 2021, between the Company and Constellation Sponsor GmbH & Co. KG.(1)
10.7	Promissory Note issued to Klaus Kleinfeld, dated as of February 23, 2021.(4)
10.8	Amended and Restated Promissory Note dated as of May 3, 2021.(5)
10.9	Promissory Note issued by Constellation Acquisition Corp I to an affiliate of the Sponsor, dated April 26, 2022.(6)
10.10	Promissory Note issued by Constellation Acquisition Corp I to an affiliate of the Sponsor, dated May 17, 2022.(7)
10.11	Promissory Note issued by Constellation Acquisition Corp I to affiliates of the Sponsor, dated May 25, 2022.(8)
10.12	Promissory Note issued by Constellation Acquisition Corp I to affiliates of the Sponsor, dated June 23, 2022.(9)
10.13	Promissory Note issued by Constellation Acquisition Corp I to an affiliate of the Sponsor, dated July 21, 2022.(10)
10.14	Promissory Note issued by Constellation Acquisition Corp I to an affiliate of the Sponsor, dated July 21, 2022.(11)
10.15	Promissory Note issued by Constellation Acquisition Corp I to affiliates of the Sponsor, dated August 23, 2022.(12)
10.16	Promissory Note issued by Constellation Acquisition Corp I to the Sponsor, dated January 18, 2023.(13)
10.17	Promissory Note issued by Constellation Acquisition Corp I to Constellation Sponsor LP, dated as of January 30, 2023.(2)
10.18	Promissory Note issued by Constellation Acquisition Corp I to Constellation Sponsor LP, dated as of January 30, 2024.(3)
10.19	Form of Joinder to Letter Agreement.*
31.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No.	Description
32.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97.1	Constellation Acquisition Corp I Clawback Policy.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2021.
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2023.
(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2024.
(4)	Incorporated by reference to the Company’s Report on Form 8-K filed with the SEC on February 25, 2021.
(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2021.
(6)	Incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on May 9, 2022.
(7)	Incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on May 19, 2022.
(8)	Incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on May 31, 2022.
(9)	Incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on June 30, 2022.
(10)	Incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on July 22, 2022.
(11)	Incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on July 22, 2022.
(12)	Incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on August 26, 2022.
(13)	Incorporated by reference to the Company’s Report on Form 8-K filed with the SEC on January 19, 2023.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2024.

Constellation Acquisition Corp I

By:	/s/ Chandra R. Patel
Name:	Chandra R. Patel
Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date

/s/ Chandra R. Patel	Chief Executive Officer, Chairman and Director	March 29, 2024
Chandra R. Patel	(Principal Executive Officer)

/s/ Jarett Goldman	Chief Financial Officer	March 29, 2024
Jarett Goldman	(Principal Financial and Accounting Officer)

/s/ Richard C. Davis
Richard C. Davis	President and Director	March 29, 2024

/s/ Heiko Faass
Heiko Faass	Director	March 29, 2024

/s/ Nicole Schepanek
Nicole Schepanek	Director	March 29, 2024

/s/ Bob Stefanowski
Bob Stefanowski	Director	March 29, 2024

CONSTELLATION ACQUISITION CORP I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Constellation Acquisition Corp I:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Constellation Acquisition Corp I (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit and needs to complete a Business Combination by the close of business on April 29, 2024, otherwise the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

March 29, 2024

PCAOB Number 100

CONSTELLATION ACQUISITION CORP I
BALANCE SHEETS

	December 31,
	2023	2022

Assets:
Current Assets:
Cash	$3,541	$37,743
Prepaid expenses	33,411	33,454
Total current assets	36,952	71,197
Cash and Investments held in Trust Account	49,857,596	314,517,268
Total Assets	$49,894,548	$314,588,465

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$3,080,658	$973,996
Due to related party	120,000	—
Promissory note – related party	227,208	258,780
Convertible promissory note - related party	3,131,000	—
Total current liabilities	6,558,866	1,232,776
Deferred Underwriting Fee	10,850,000	10,850,000
Warrant liability	300,199	474,000
Total Liabilities	17,709,065	12,556,776

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, 4,493,843 and 31,000,000 shares at redemption value at approximately $11.09 and $10.15 per share as of December 31, 2023 and 2022, respectively	49,857,596	314,517,268

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of December 31, 2023 and 2022	—	—
Class A Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 4,493,843 and 31,000,000 shares subject to possible redemption) as of December 31, 2023 and 2022, respectively	—	—
Class B Ordinary Shares, $0.0001 par value; 20,000,000 shares authorized; 7,750,000 shares issued and outstanding as of December 31, 2023 and 2022	775	775
Additional paid-in capital	—	—
Accumulated deficit	(17,672,888)	(12,486,354)
Total Shareholders’ Deficit	(17,672,113)	(12,485,579)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$49,894,548	$314,588,465

The accompanying notes are an integral part of these financial statements.

CONSTELLATION ACQUISITION CORP I
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022
General and administrative	$3,440,335	$1,106,700
Administrative fees – related parties	$120,000	$—
Loss from operations	(3,560,335)	(1,106,700)

Other income:
Interest earned on cash and investments held in Trust Account	3,026,074	4,473,680
Change in fair value of warrant liability	173,801	9,509,299
Total other income, net	3,199,875	13,982,979

Net (loss) income	$(360,460)	$12,876,279

Weighted average shares outstanding, Class A Ordinary Shares	6,381,953	31,000,000
Basic and diluted net (loss) income per share, Class A Ordinary Shares	$(0.03)	$0.33
Weighted average shares outstanding, Class B Ordinary Shares	7,750,000	7,750,000
Basic and diluted net (loss) income per share, Class B Ordinary Shares	$(0.03)	$0.33

The accompanying notes are an integral part of these financial statements.

CONSTELLATION ACQUISITION CORP I
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

			Additional		Total
	Class B Ordinary Share		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	7,750,000	$775	$—	$(20,845,365)	$(20,844,590)

Accretion of Class A Ordinary Shares subject to possible redemption	—	—	—	(4,517,268)	(4,517,268)

Net income	—	—	—	12,876,279	12,876,279

Balance as of December 31, 2022	7,750,000	775	—	(12,486,354)	(12,485,579)

Accretion of Class A Ordinary Shares subject to possible redemption	—	—	—	(4,826,074)	(4,826,074)

Net loss	—	—	—	(360,460)	(360,460)

Balance as of December 31, 2023	7,750,000	$775	$—	$(17,672,888)	$(17,672,113)

The accompanying notes are an integral part of these financial statements.

CONSTELLATION ACQUISITION CORP I
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(360,460)	$12,876,279
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(3,026,074)	(4,473,680)
Change in fair value of warrant liability	(173,801)	(9,509,299)
Changes in operating assets and liabilities:
Prepaid expenses	43	397,679
Accounts payable and accrued expenses	2,106,662	264,606
Due to related party	120,000	—
Net cash used in operating activities	(1,333,630)	(444,415)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(1,800,000)	—
Cash withdrawn from Trust Account in connection with redemption	269,485,746	—
Net cash provided by investing activities	267,685,746	—

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	—	258,780
Proceeds from convertible promissory note to related party	3,131,000	—
Repayment of promissory note – related party	(31,572)	—
Redemption of Ordinary Shares	(269,485,746)	—
Net cash (used in) provided by financing activities	(266,386,318)	258,780
Net change in cash	(34,202)	(185,635)
Cash, beginning of the year	37,743	223,378
Cash, end of the year	$3,541	$37,743

The accompanying notes are an integral part of these financial statements.

CONSTELLATION ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

As of December 31, 2023, the Company had not commenced any operations. All activity through December 31, 2023 relates to the Company’s formation and the initial public offering (the “IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Simultaneously with the closing of the IPO, the Company consummated the sale of 5,466,667 private placement warrants (the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant, in a private placement to certain affiliates of the Company’s sponsor at the time, Constellation Sponsor GmbH & Co. KG, a German limited partnership (the “Old Sponsor”), generating gross proceeds of $8,200,000, which is discussed in Note 4.

Transaction costs of the IPO amounted to $17,586,741, consisting of $6,200,000 of underwriting fees, $10,850,000 of deferred underwriting fees, and $536,741 of other offering costs.

Following the closing of the IPO on January 29, 2021, $310,000,000 ($10.00 per Unit) from the net offering proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay the income taxes, if any, the Company’s amended and restated memorandum and articles of association (the “Memorandum and Articles of Association”) will provide that the proceeds from the IPO and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the public shareholders, until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A Ordinary Shares that such shareholders properly elected to redeem, subject to the limitations, (b) the redemption of any Public Shares properly tendered in connection with a (A) shareholder vote to amend the Memorandum and Articles of Association to modify the substance or timing of the Company’s obligation to provide holders of the Class A Ordinary Shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination by the date by which the Company is required to consummate a Business Combination pursuant to the Company’s Memorandum and Articles of Association (such period, the “Combination Period”), or (B) with respect to any other provision relating to the rights of holders of the Class A Ordinary Shares or pre-initial Business Combination activity, and (c) the redemption of the Public Shares if the Company has not consummated the initial Business Combination within the Combination Period. Public shareholders who redeem their Class A Ordinary Shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within the Combination Period, with respect to such Class A Ordinary Shares so redeemed.

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

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten (10) business days, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the income taxes, if any, divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors (the “Board”), liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to consummate an initial Business Combination within the Combination Period.

The Sponsor, officers and directors have agreed to waive their redemption rights with respect to their Founder Shares (as defined below) and any Public Shares purchased during or after the IPO in connection with (i) the completion of the initial Business Combination, (ii) a shareholder vote to approve an amendment to the Company’s Memorandum and Articles of Association, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete its initial Business Combination within the Combination Period.

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Company’s Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that its Sponsor would be able to satisfy those obligations.

On January 26, 2023, the Old Sponsor underwent a reorganization pursuant to which the limited partners of the Old Sponsor transferred all of their limited partnership interests to Constellation Sponsor LP, a Delaware limited partnership (the “Sponsor”). On January 26, 2023, the Old Sponsor liquidated pursuant to applicable law by the retirement of the general partner of the Old Sponsor (the second to last partner of the Sponsor) and all securities held by the Old Sponsor were distributed by operation of law to its sole remaining limited partner, the Sponsor, following which, on January 30, 2023, control of the Sponsor was transferred to affiliates of Antarctica Capital Partners, LLC, including Antarctica Endurance Manager, LLC the current general partner of the Sponsor.

On January 27, 2023, the Company held an extraordinary general meeting of shareholders of the Company (the “Extension Meeting”) to amend the Company’s Memorandum and Articles of Association to extend the date by which the Company has to consummate a Business Combination from January 29, 2023 (the “2023 Original Termination Date”) to April 29, 2023 (the “2023 Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to nine times by an additional one month each time after the 2023 Articles Extension Date, by resolution of the Company’s Board if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, or a total of up to twelve (12) months after the 2023 Original Termination Date, unless the closing of the Company’s initial Business Combination shall have occurred prior to such date (the “2023 Extension Amendment Proposal”). Upon each of the nine one-month extensions, the Sponsor or one or more of its affiliates, members or third-party designees may contribute to the Company $150,000 as a loan to be deposited into the Trust Account. The shareholders of the Company approved the 2023 Extension Amendment Proposal at the Extension Meeting and on January 31, 2023, the Company filed the amended Memorandum and Articles of Association with the Registrar of Companies of the Cayman Islands.

In connection with the vote to approve the 2023 Extension Amendment Proposal, the holders of 26,506,157 Class A Ordinary Shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.17 per share, for an aggregate redemption amount of approximately $269,485,746.

On April 28, 2023, the Company drew an aggregate of $150,000, as approved by unanimous director resolution, dated April 24, 2023, pursuant to the unsecured promissory note, dated January 30, 2023 between the Company and the Sponsor (the “Extension Note”), which funds the Company deposited into the Company’s Trust Account for its public shareholders. This deposit enables the Company to extend the date by which it must complete its initial Business Combination from April 29, 2023 to May 29, 2023 (the “First Extension”). The First Extension is the first of nine one-month extensions permitted under the Company’s Memorandum and Articles of Association and provides the Company with additional time to complete its initial Business Combination. The Extension Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the Extension Note will be repaid only from amounts remaining outside of the Company’s Trust Account, if any.

On May 26, 2023, the Company drew an additional $150,000, as approved by unanimous director resolution, dated May 20, 2023, pursuant to the Extension Note, which funds the Company deposited into the Company’s Trust Account for its public shareholders. This deposit enables the Company to extend the date by which it must complete its initial Business Combination from May 29, 2023 to June 29, 2023 (the “Second Extension”). The Second Extension is the second of nine one-month extensions permitted under the Company’s Memorandum and Articles of Association and provides the Company with additional time to complete its initial Business Combination.

On July 3, 2023, the Company drew an additional $150,000, as approved by unanimous director resolution, dated June 28, 2023, pursuant to the Extension Note, which funds the Company deposited into the Company’s Trust Account for its public shareholders. This deposit enables the Company to extend the date by which it must complete its initial Business Combination from June 29, 2023 to July 29, 2023 (the “Third Extension”). The Third Extension is the third of nine one-month extensions permitted under the Company’s Memorandum and Articles of Association and provides the Company with additional time to complete its initial Business Combination.

On July 28, 2023, the Company drew an additional $150,000, as approved by unanimous director resolution, dated July 27, 2023, pursuant to the Extension Note, which funds the Company deposited into the Company’s Trust Account for its public shareholders. This deposit enables the Company to extend the date by which it must complete its initial Business Combination from July 29, 2023 to August 29, 2023 (the “Fourth Extension”). The Fourth Extension is the fourth of nine one-month extensions permitted under the Company’s Memorandum and Articles of Association and provides the Company with additional time to complete its initial Business Combination.

On August 29, 2023, the Company drew an additional $150,000, as approved by unanimous director resolution, dated August 22, 2023, pursuant to the Extension Note, which funds the Company deposited into the Company’s Trust Account for its public shareholders. This deposit enables the Company to extend the date by which it must complete its initial Business Combination from August 29, 2023 to September 29, 2023 (the “Fifth Extension”). The Fifth Extension is the fifth of nine one-month extensions permitted under the Company’s Memorandum and Articles of Association and provides the Company with additional time to complete its initial Business Combination.

On September 29, 2023, the Company drew an additional $150,000, as approved by unanimous director resolution, dated September 27, 2023, pursuant to the Extension Note, which funds the Company deposited into the Company’s Trust Account for its public shareholders. This deposit enables the Company to extend the date by which it must complete its initial Business Combination from September 29, 2023 to October 29, 2023 (the “Sixth Extension”). The Sixth Extension is the sixth of nine one-month extensions permitted under the Company’s Memorandum and Articles of Association and provides the Company with additional time to complete its initial Business Combination.

On October 26, 2023, the Company drew an additional $150,000, as approved by unanimous director resolution, dated October 23, 2023, pursuant to the Extension Note, which funds the Company deposited into the Company’s Trust Account for its public shareholders. This deposit enables the Company to extend the date by which it must complete its initial Business Combination from October 29, 2023 to November 29, 2023 (the “Seventh Extension”). The Seventh Extension is the seventh of nine one-month extensions permitted under the Company’s Memorandum and Articles of Association and provides the Company with additional time to complete its initial Business Combination.

On November 28, 2023, the Company drew an aggregate of $150,000, as approved by unanimous director resolution, dated November 23, 2023, pursuant to the Extension Note, which funds the Company deposited into the Company’s Trust Account for its public shareholders. This deposit enables the Company to extend the date by which it must complete its initial Business Combination from November 29, 2023 to December 29, 2023 (the “Eighth Extension”). The Eighth Extension is the eighth of nine one-month extensions permitted under the Company’s Memorandum and Articles of Association and provides the Company with additional time to complete its initial Business Combination.

On December 28, 2023, the Company drew an aggregate of $150,000, as approved by unanimous director resolution, dated December 22, 2023, pursuant to the Extension Note, which funds the Company deposited into the Company’s Trust Account for its public shareholders. This deposit enables the Company to extend the date by which it must complete its initial Business Combination from December 29, 2023 to January 29, 2024 (the “Ninth Extension”). The Ninth Extension is the ninth of nine one-month extensions permitted under the Company’s Memorandum and Articles of Association and provides the Company with additional time to complete its initial Business Combination.

On December 20, 2023, the Company announced its intention to voluntarily delist its Class A Ordinary Shares, redeemable warrants, each one whole warrant exercisable for one share of Class A Ordinary Shares at an exercise price of $11.50 (the “Warrants”) and units, each consisting of one share of Class A Ordinary Shares and one-third of one redeemable warrant (the “Units” and together with the Ordinary Shares and the Warrants, the “Securities”) from the New York Stock Exchange (“NYSE”) and its intention to make an application to have its Securities quoted on the OTCQX Marketplace (“OTCQX”).

The Board of the Company approved the voluntary delisting on December 20, 2023, and the Company provided notice of the voluntary delisting to NYSE on December 20, 2023. The Company filed a Form 25 with the SEC to effect the delisting of its Securities on January 2, 2024. The delisting became effective on January 12, 2024 when the Form 25 took effect. The last day of trading of its Securities on NYSE was January 12, 2024, and the Securities were suspended pre-market on January 16, 2024. On January 16, 2024, the Company’s Securities began trading on the OTCQX where the Class A Ordinary Shares and Units began trading on the OTCQX® Best Market under their new trading symbols “CSTAF” and “CSTUF”, respectively, and the Warrants started trading on the OTCQB® Venture Market under its new trading symbol “CSTWF”. In connection with the extraordinary general meeting of the shareholders on January 29, 2024 (the “Shareholder Meeting”) the Company adhered to the initial or continued trading requirements of OTCQX.

On January 23, 2024 and January 25, 2024, the Company held extraordinary general meetings and only voted on the Adjournment Proposal (as defined below) to adjourn the Shareholder Meeting to January 25, 2024 and January 29, 2024, respectively. On January 29, 2024, the Company held its Shareholder Meeting to (A) to amend, by way of special resolution, the Company’s Memorandum and Articles of Association to extend the date (the “Termination Date”) by which the Company has to consummate a Business Combination from January 29, 2024 (the “2024 Original Termination Date”) to February 29, 2024 (the “Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to eleven (11) times by an additional one month each time after the Articles Extension Date, by resolution of the Board, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until January 29, 2025, or a total of up to twelve (12) months after the 2024 Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto (the “2024 Extension Amendment Proposal”); (B) to amend, by way of special resolution, the Company’s Memorandum and Articles of Association to eliminate from the Memorandum and Articles of Association the limitation that the Company may not redeem Class A Ordinary Shares, to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended), of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem Class A Ordinary Shares irrespective of whether such redemption would exceed the Redemption Limitation (such proposal the “Redemption Limitation Amendment Proposal”); and (C) if required, an adjournment proposal to adjourn, by way of ordinary resolution, the Shareholder Meeting to a later date or dates, if necessary, (i) to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Shareholder Meeting, there are insufficient Ordinary Shares in the capital of the Company represented (either in person or by proxy) to approve the 2024 Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, (ii) where the Company would not adhere to the initial or continued trading requirements of OTCQX or (iii) where the Board has determined it is otherwise necessary (the “Adjournment Proposal”).

The shareholders of the Company approved the 2024 Extension Amendment Proposal and the Redemption Limitation Proposal at the Shareholder Meeting and on January 30, 2024, the Company filed an amendment to the Memorandum and Articles of Association (the “Articles Amendment”) with the Registrar of Companies of the Cayman Islands, effective January 29, 2024.

In connection with the vote to approve the 2024 Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, the holders of 2,126,159 Class A Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.13 per share, for an aggregate redemption amount of approximately $23,671,533. After the satisfaction of such redemptions and receipt of the initial deposit of $55,000 to the Trust Account, the balance in the Trust Account is approximately $26,415,545.

On January 30, 2024, the Sponsor converted an aggregate of 7,600,000 Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares”) into Class A Ordinary Shares on a one-for-one basis (the “Class B Conversion”). The Sponsor waived any right to receive funds from the Company’s Trust Account with respect to the Class A Ordinary Shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Class B Ordinary Shares under the terms of that certain letter agreement, dated as of January 26, 2021, by and among the Company and its initial shareholders, directors and officers (as further amended by and among, the Company, its directors and officers, the Sponsor and other parties thereto, on January 30, 2023). As of January 30, 2024, there are 9,967,684 Class A Ordinary Shares outstanding.

In connection with the Shareholder Meeting, the Sponsor agreed that the Sponsor (or one or more of its affiliates, members or third-party designees) (the “Lender”) shall make a deposit into the Trust Account established in connection with the Company’s initial public offering of $55,000, in exchange for a non-interest bearing, unsecured promissory note issued by the Company to the Lender. In addition, in the event that the Company has not consummated an initial Business Combination by February 29, 2024, without approval of the Company’s public shareholders, the Company may, by resolution of the Company’s Board, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, extend the Termination Date up to eleven (11) times, each by one additional month (for a total of up to eleven (11) additional months to complete a Business Combination), provided that the Lender will deposit $55,000 into the Trust Account for each such monthly extension, for an aggregate deposit of up to $605,000 (if all eleven (11) additional monthly extensions are exercised), in exchange for a non-interest bearing, unsecured promissory note issued by the Company to the Lender.

On February 29, 2024, the Company drew an aggregate of $55,000 (the “Extension Funds”), as approved by unanimous director resolution, dated February 27, 2024, pursuant to the Extension Note, which Extension Funds the Company deposited into the Company’s trust account for its public shareholders. This deposit enables the Company to extend the date by which it must complete its initial business combination from February 29, 2024 to March 29, 2024 (the “First 2024 Extension”). The First 2024 Extension is the first of eleven one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial business combination. The note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the note will be repaid only from amounts remaining outside of the Company’s trust account, if any.

On March 28, 2024, the Company drew additional Extension Funds, as approved by unanimous extension committee resolution, dated March 28, 2024, pursuant to the Extension Note, which Extension Funds the Company deposited into the Company’s trust account for its public shareholders. This deposit enables the Company to extend the date by which it must complete its initial business combination from March 29, 2024 to April 29, 2024 (the “Second 2024 Extension”). The Second 2024 Extension is the second of eleven one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial business combination. The note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the note will be repaid only from amounts remaining outside of the Company’s trust account, if any.

As mentioned under “Note 9 — Subsequent Events,” on February 29, 2024, in accordance with the Shareholder Meeting, the Company drew an aggregate $55,000, as approved by a unanimous director resolution, dated February 27, 2024 and extended the Termination Date by one month to March 29, 2024. Additionally, on March 28, 2024, in accordance with the Shareholder Meeting, the Company drew an aggregate $55,000, as approved by unanimous extension committee resolution, dated March 28, 2024 and extended the Termination Date by one month to April 29, 2024.

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

In October 2023, the Israel-Hamas war commenced. As a result of the war, instability in the Middle East and various other regions of the world may occur and effect the world economy. Various nations, including the United States, as a reaction to the Israel-Hamas war have begun taking actions that may further affect the world economy. Such effects on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations and cash flows is also not determinable as of the date of these financial statements.

Liquidity and Going Concern Consideration

As of December 31, 2023, the Company had $3,541 in its operating bank account, and a working capital deficit of $3,390,914, net of the convertible promissory note – related party. Convertible promissory note - related party amounting to $3,131,000 is not expected to be settled out of the current assets.

The Company is within 12 months of its mandatory liquidation as of the time of filing this Annual Report on Form 10-K. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the Termination Date.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

Cash and Investments Held in Trust Account

At December 31, 2023, the assets held in the Trust Account were held in a bank deposit account. At December 31, 2022, the assets held in the Trust Account were held in money market mutual funds which invest in U.S. Treasury securities. During the year ended December 31, 2023, the Company withdrew $269,485,746 from the Trust Account in connection with the redemption.

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

Warrant Liabilities

The Company evaluated the Public Warrants (as defined below) and Private Placement Warrants (collectively, “Warrants”, which are discussed in Notes 3, 4, and 8) in accordance with Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” (“ASC 815-40”), and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the balance sheets and measured at fair value at inception (on the date of the IPO) (“ASC 815”) and at each reporting date in accordance with ASC 820, “Fair Value Measurement” (“ASC 820”), with changes in fair value recognized in the statements of operations in the period of change.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Transaction costs amounted to $17,586,741, of which $1,143,138 was allocated to expense associated with the warrant liability. Offering costs associated with the Class A Ordinary Shares were charged to temporary equity upon the completion of the IPO.

Class A Ordinary Shares Subject to Possible Redemption

All of the 31,000,000 Class A Ordinary Shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second Memorandum and Articles of Association. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require Ordinary Shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at December 31, 2023 and 2022, 4,493,843 and 31,000,000 Class A Ordinary Shares subject to possible redemption were presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

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

The Class A Ordinary Shares subject to possible redemption reflected on the balance sheets as of December 31, 2023 and 2022 are reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2021	$310,000,000
Plus:
Accretion of carrying value to redemption value	4,517,268
Class A Ordinary Shares subject to possible redemption as of December 31, 2022	314,517,268
Less:
Redemptions	(269,485,746)
Plus:
Accretion of carrying value to redemption value	4,826,074
Class A Ordinary Shares subject to possible redemption as of December 31, 2023	$49,857,596

Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2023 and 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve (12) months.

Net (Loss) Income per Ordinary Share

The Company complies with accounting and disclosure requirements of the Financial Accounting Standards Board ASC Topic 260, “Earnings Per Share”. Net (loss) income per share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate of 15,800,000 Class A Ordinary Shares in the calculation of diluted net (loss) income per ordinary share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the periods presented.

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

Reconciliation of Net (Loss) Income per Ordinary Share

The Company’s statements of operations include a presentation of net (loss) income per share for Ordinary Shares subject to redemption in a manner similar to the two-class method of net (loss) income per share. Accordingly, basic and diluted net (loss) income per Class A Ordinary Shares and Class B Ordinary Shares is calculated as follows:

	For the Years Ended December 31,
	2023	2022
Class A Ordinary Shares
Allocation of net (loss) income to Class A Ordinary Shares subject to possible redemption	$(162,783)	$10,301,023
Weighted Average Class A Ordinary Shares subject to possible redemption	6,381,953	31,000,000
Basic and diluted net (loss) income per share	$(0.03)	$0.33

Class B Ordinary Shares
Allocation of net (loss) income to Class B Ordinary Shares	$(197,677)	$2,575,256
Weighted Average Class B Ordinary Shares	7,750,000	7,750,000
Basic and diluted net (loss) income per share	$(0.03)	$0.33

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

The Company will not be obligated to deliver any Class A Ordinary Shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A Ordinary Shares underlying the warrants is then effective and a prospectus relating thereto is current, or a valid exemption from registration is available. No warrant will be exercisable, and the Company will not be obligated to issue a Class A Ordinary Share upon exercise of a warrant, unless the Class A Ordinary Share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the Class A Ordinary Share underlying such unit.

In addition, if (x) the Company issues additional Class A Ordinary Shares or equity linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A Ordinary Share (with such issue price or effective issue price to be determined in good faith by the Board and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance including any transfer or reissuance of such shares (the “Newly Issued Price”)), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest, available for the funding of the initial Business Combination, and (z) the volume-weighted average trading price of the Class A Ordinary Shares during the ten (10) trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the market value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices adjacent to “Redemption of warrants for Class A Ordinary Shares when the price per Class A Ordinary Share equals or exceeds $10.00.” and “Redemption of warrants for Class A Ordinary Shares when the price per Class A Ordinary Share equals or exceeds $18.00.” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the market value and the Newly Issued Price, respectively.

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

The “fair market value” of the Class A Ordinary Shares shall mean the volume-weighted average price of the Class A Ordinary Shares for the ten (10) trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. This redemption feature differs from the typical warrant redemption features used in other blank check offerings. The Company will provide the warrant holders with the final fair market value no later than one business day after the 10-day trading period described above ends. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 Class A Ordinary Shares per warrant (subject to adjustment).

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

On February 23, 2021, the Company issued an unsecured promissory note (the “2021 Note”) in the amount of up to $699,999 to certain affiliates of the Old Sponsor. The proceeds of the 2021 Note, which may be drawn down from time to time until the Company consummates its initial Business Combination, will be used as general working capital purposes.

The 2021 Note bears no interest and is payable in full upon the earlier to occur of (i) the Termination Date or (ii) the consummation of the Company’s Business Combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2021 Note may be accelerated. The affiliates of the Sponsor had the option to convert any unpaid balance of the 2021 Note into Private Placement Warrants (the “Conversion Warrants”), each warrant exercisable for one Ordinary Share of the Company at an exercise price of $1.50 per share. The terms of the Conversion Warrants would be identical to the warrants issued by the Company to affiliates of the Sponsor in a private placement that was consummated in connection with the Company’s IPO. The affiliates of the Sponsor shall be entitled to certain registration rights relating to the Conversion Warrants. On May 3, 2021, the 2021 Note was amended to remove the option to convert any unpaid balance of the 2021 Note into Private Placement Warrants. As of December 31, 2023 and 2022, there were no amounts outstanding under the 2021 Note.

During the year ended December 31, 2022, the Company issued a number of unsecured promissory notes (the “2022 Notes”) totaling $258,780 to certain executive officers and affiliates of the Company. The proceeds of the 2022 Notes will be used as general working capital purposes.

The 2022 Notes bear no interest and is payable in full upon the earlier to occur of (i) the Termination Date or (ii) the consummation of the Company’s Business Combination. Failure to pay the principals within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2022 Notes may be accelerated. As of December 31, 2023 and 2022, $227,208 and $258,780 were outstanding under the 2022 Notes, respectively.

Administrative Support Agreement

As of January 26, 2021 the Company had agreed, commencing on the date of the securities of the Company are first listed on NYSE, to pay the Sponsor up to $10,000 per month for office space, utilities and secretarial and administrative support, and other obligations of the Sponsor. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2023, the Company recorded $120,000 in administrative service fees, of which $120,000 was included in accrued expenses in the accompanying balance sheet as of December 31, 2023. For the year ended December 31, 2022, the Sponsor agreed to waive such fees, and as such, the Company has recorded no administrative service fees. As of January 16, 2024, the Company’s securities were delisted from NYSE and began trading on OTCQX.

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

On January 18, 2023, the Company issued an unsecured promissory note (the “2023 Note”) in the amount of $230,000 to the Sponsor. The proceeds of the 2023 Note will be used for general working capital purposes. The 2023 Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s Business Combination or (ii) the date that the winding up of the Company is effective. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2023 Note may be accelerated. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2023 Note may be converted into warrants of the Company, at a price of $1.50 per warrant, each warrant exercisable for one Class A Ordinary Share of the Company. The Warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Company’s IPO. As of December 31, 2023, $230,000 is outstanding under this 2023 Note.

As disclosed in the definitive proxy statement filed by the Company with the SEC on December 30, 2022 relating to the Extension Meeting, the Sponsor agreed that if the 2023 Extension Amendment Proposal is approved, it or one or more of its affiliates, members or third-party designees will contribute to the Company as a loan, within ten (10) business days of the date of the Extension Meeting, $450,000, to be deposited into the Trust Account. In addition, in the event the Company does not consummate an initial Business Combination by the Articles Extension Date, the Lender may contribute to the Company $150,000 as a loan to be deposited into the Trust Account for each of nine one-month extensions following the Articles Extension Date.

Accordingly, on January 30, 2023, the Company issued the Extension Note to the Sponsor. The Sponsor funded the initial principal amount of $450,000 on January 30, 2023. The Extension Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Extension Note will be deposited in the Trust Account. At the election of the payee, $1,270,000 of the total principal amount of the Extension Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the IPO of the Company. As of December 31, 2023, $2,901,000 is outstanding under this Extension Note.

The notes were accounted for using the bifurcation method and was determined that the conversion feature was de minimis and was recorded at par value. As of December 31, 2023 and 2022, there were $3,131,000 and $0 of borrowings under the Working Capital Loans, respectively.

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

Underwriting Agreement

The underwriters had a 45-day option from the date of the IPO to purchase up to an aggregate of 4,500,000 additional Units at the public offering price less the underwriting commissions to cover over-allotments, if any. On January 29, 2021, the underwriters partially exercised the over-allotment option to purchase 1,000,000 Units, and was paid an underwriting discount in aggregate of $6,200,000. As of March 15, 2021, the remaining over-allotment option expired.

Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO held in the Trust Account, or $10,850,000, upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Investment Agreement

On January 26, 2023, the Company, entered into an Investment Agreement (the “Investment Agreement”) with the Old Sponsor, and Endurance Constellation, LLC, a Delaware limited liability company (the “Investor”), pursuant to which the Investor agreed to contribute to the Old Sponsor an aggregate amount in cash equal up to $3,000,000, which amount will be loaned to the Company in accordance with the Extension Note, in consideration for which, the Sponsor shall issue to the Investor interests in certain equity securities.

In connection with the closing of the transactions contemplated by the Investment Agreement, on January 26, 2023, the Old Sponsor underwent a reorganization pursuant to which the limited partners of the Old Sponsor transferred all of their limited partnership interests to the Sponsor. On January 26, 2023, the Old Sponsor was liquidated pursuant to applicable law by the retirement of the general partner of the Old Sponsor (the second to last partner of the Old Sponsor) and all securities held by the Old Sponsor were distributed by operation of law to its sole remaining limited partner, the Sponsor, following which, on January 30, 2023, control of the Sponsor was transferred to affiliates of Antarctica Capital Partners, LLC, including Antarctica Endurance Manager, LLC the general partner of the Sponsor.

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

Letter Agreement

On January 30, 2023, the Company, the Old Sponsor, certain officers and directors of the Company, and other parties thereto (the “Insiders,” and together with the Old Sponsor, the “Letter Agreement Parties”) entered into an amendment to the Letter Agreement, dated January 26, 2021 (the “Letter Agreement”), to allow the Old Sponsor to transfer its holdings in the Company, directly or indirectly, to affiliate(s) of Antarctica Capital Partners, LLC prior to the expiration of the applicable lock-up (the “Letter Agreement Amendment”). In connection with the resignation of certain Insiders, the Letter Agreement Parties agreed that all Insiders that have resigned from their positions as officers and/or directors of the Company and that no longer hold Class B Ordinary Shares shall no longer be parties to the Letter Agreement.

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each (the “Preference Shares”). On December 31, 2023 and 2022, there were no Preference Shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A Ordinary Shares. On December 31, 2023 and 2022, there were no shares issued and outstanding, excluding 4,493,843 and 31,000,000 and no shares subject to possible redemption, respectively. As of the date of this filing, due to the Class B Conversion and redemptions associated with the Shareholder Meeting, there are 9,967,684 Class A Ordinary Shares outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B Ordinary Shares. On December 31, 2023 and 2022, there were 7,750,000 shares issued and outstanding. As of the date of this filing, due to the Class B Conversion, there are 150,000 Class B Ordinary Shares outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2023	Level	December 31, 2022
Assets:
Cash and Investments held in Trust Account	1	$—	1	$314,517,268
Liabilities
Public Warrant Liability	2	$196,332	1	$310,000
Private Placement Warrant Liability	2	$103,867	2	$164,000

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The Company established the initial fair value for the Public Warrants on January 29, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model, and for the Private Placement Warrants on January 29, 2021, using a Black-Scholes model. As of December 31, 2023 and 2022, the fair value the Private Placement Warrants were valued utilizing the quoted market price of the Public Warrants, and the fair value of the Public Warrants by reference to the quoted market price of the Public Warrants. The Public Warrants and Private Placement Warrants were classified as Level 3 at the initial measurement date. The estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 fair value measurement during the year ended December 31, 2023 was $196,332.

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

On January 16, 2024, OTC Markets Group issued a press release regarding the Company joining OTCQX, effective January 16, 2024. The Company began trading its Class A Ordinary Shares and its Units, each consisting of one Class A Ordinary Share and one-third of one Warrant, on OTCQX® Best Market under the new ticker symbols “CSTAF” and “CSTUF,” respectively. In addition, the Company began trading its Warrants, each one whole Warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50, today on the OTCQB® Venture Market under the symbol “CSTWF.”

On January 23, 2024 and January 25, 2024, the Company held extraordinary general meetings and only voted on the Adjournment Proposal to adjourn the Shareholder Meeting to January 25, 2024 and January 29, 2024, respectively. On January 29, 2024, the Company held the Shareholder Meeting to vote on the 2024 Extension Amendment Proposal, the Redemption Limitation Amendment Proposal, and if necessary, the Adjournment Proposal. The shareholders of the Company approved the 2024 Extension Amendment Proposal and the Redemption Limitation Proposal at the Shareholder Meeting and on January 30, 2024, the Company filed the Articles Amendment with the Registrar of Companies of the Cayman Islands, effective January 29, 2024.

In connection with the vote to approve the 2024 Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, the holders of 2,126,159 Class A Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.13 per share, for an aggregate redemption amount of approximately $23,671,533. After the satisfaction of such redemptions and receipt of the initial deposit of $55,000 to the Trust Account, the balance in the Trust Account is approximately $26,415,545.

On January 30, 2024, the Sponsor carried out its Class B Conversion and converted an aggregate of 7,600,000 Class B Ordinary Shares into Public Shares on a one-for-one basis. The Sponsor waived any right to receive funds from the Company’s Trust Account with respect to the Class A Ordinary Shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Class B Ordinary Shares under the terms of that certain letter agreement, dated as of January 26, 2021, by and among the Company and its initial shareholders, directors and officers (as further amended by and among, the Company, its directors and officers, the Sponsor and other parties thereto, on January 30, 2023). As of January 30, 2024, there are 9,967,684 Class A Ordinary Shares outstanding.

In connection with the Shareholder Meeting, the Sponsor agreed that the Lender shall make a deposit into the Trust Account established in connection with the Company’s initial public offering of $55,000, in exchange for a non-interest bearing, unsecured promissory note issued by the Company to the Lender. In addition, in the event that the Company has not consummated an initial Business Combination by February 29, 2024, without approval of the Company’s public shareholders, the Company may, by resolution of the Company’s Board, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, extend the Termination Date up to eleven (11) times, each by one additional month (for a total of up to eleven (11) additional months to complete a Business Combination), provided that the Lender will deposit $55,000 into the Trust Account for each such monthly extension, for an aggregate deposit of up to $605,000 (if all eleven (11) additional monthly extensions are exercised), in exchange for a non-interest bearing, unsecured promissory note issued by the Company to the Lender.

On January 30, 2024, the Company issued the 2024 Note in the principal amount of $1,660,000 to the Sponsor. The 2024 Note does not bear interest and matures upon closing of the Business Combination. In the event that the Company does not consummate a Business Combination, the 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

In January 2024, the Company made two draws of $25,000, a total of $50,000, on the Extension Note from January 30, 2023. As of the date of this filing, $2,951,000 is outstanding under the Extension Note.

On February 29, 2024, in accordance with the Shareholder Meeting, the Company drew an aggregate $55,000, as approved by a unanimous director resolution, dated February 27, 2024 and extended the Termination Date by one month to March 29, 2024.

On March 28, 2024, in accordance with the Shareholder Meeting, the Company drew an aggregate $55,000, as approved by unanimous extension committee of the Board, dated March 28, 2024 and extended the Termination Date by one month to April 29, 2024.