Form 10-Q
period 2024-03-31
Constellation Acquisition Corp I
filed 2024-05-15
CIK 1834032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                  .

Commission File Number: 001-39945

CONSTELLATION ACQUISITION CORP I

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1574835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 Park Avenue 32nd Floor New York, NY	10166
(Address of principal executive offices)	(Zip code)

(646) 585-8975
(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former name, former address and formal fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, par value $0.0001 per share	CSTAF	OTCQX® Best Market
Redeemable warrants, each one whole warrant exercisable for one share of Class A ordinary shares at an exercise price of $11.50	CSTWF	OTCQB® Venture Market
Units, each consisting of one share of Class A ordinary shares and one-third of one redeemable warrant	CSTUF	OTCQX® Best Market

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

As of May 15, 2024, 9,967,684 Class A ordinary shares, par value $0.0001 per share, and 150,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

CONSTELLATION ACQUISITION CORP I
Form 10-Q

For the Quarter Ended March 31, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets:
Current Assets:
Cash	$3,858	$3,541
Prepaid expenses	126,852	33,411
Total current assets	130,710	36,952
Cash and investments held in Trust Account	26,740,054	49,857,596
Total Assets	$26,870,764	$49,894,548

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$3,577,757	$3,080,658
Due to related party	150,000	120,000
Promissory notes – related party	697,208	227,208
Convertible promissory note - related party	3,181,000	3,131,000
Total current liabilities	7,605,965	6,558,866
Deferred underwriting fee	10,850,000	10,850,000
Warrant liability	394,999	300,199
Total Liabilities	18,850,964	17,709,065

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 2,367,684 and 4,493,843 shares at redemption value at approximately $11.29 and $11.09 per share as of March 31, 2024 and December 31, 2023, respectively	26,740,054	49,857,596

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 7,600,000 and no shares issued and outstanding (excluding 2,367,684 and 4,493,843 shares subject to possible redemption) as of March 31, 2024 and December 31, 2023, respectively	760	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 150,000 and 7,750,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	15	775
Additional paid-in capital	—	—
Accumulated deficit	(18,721,029)	(17,672,888)
Total Shareholders’ Deficit	(18,720,254)	(17,672,113)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$26,870,764	$49,894,548

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
General and administrative costs	$788,341	$1,315,104
Loss from Operations	(788,341)	(1,315,104)

Other income (expense):
Interest earned on investments held in Trust Account	388,991	1,369,906
Change in fair value of warrant liability	(94,800)	(1,014,360)
Total other income (expense), net	294,191	355,546

Net loss	$(494,150)	$(959,558)

Weighted average shares outstanding, redeemable Class A ordinary shares	3,021,887	12,151,177
Basic and diluted net loss per share, redeemable Class A ordinary shares	$(0.05)	$(0.05)
Weighted average shares outstanding, non-redeemable Class A and B ordinary shares	7,750,000	7,750,000
Basic and diluted net loss per share, non-redeemable Class A and B ordinary shares	$(0.05)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Non-Redeemable Class A Ordinary Shares		Class B Ordinary shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024 (audited)	—	$—	7,750,000	$775	$—	$(17,672,888)	$(17,672,113)
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	—	(553,991)	(553,991)
Conversion of Class B ordinary shares to Class A ordinary shares	7,600,000	760	(7,600,000)	(760)	—	—	—
Net loss	—	—	—	—	—	(494,150)	(494,150)
Balance as of March 31, 2024 (unaudited)	7,600,000	$760	150,000	$15	$—	$(18,721,029)	$(18,720,254)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Non-Redeemable Class A Ordinary Shares		Class B Ordinary shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023 (audited)	—	$—	7,750,000	$775	$—	$(12,486,354)	$(12,485,579)
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	—	(1,819,906)	(1,819,906)
Net loss	—	—	—	—	—	(959,558)	(959,558)
Balance as of March 31, 2023 (unaudited)	—	$—	7,750,000	$775	$—	$(15,265,818)	$(15,265,043)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(494,150)	$(959,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(388,991)	(1,369,906)
Change in fair value of warrant liability	94,800	1,014,360
Changes in operating assets and liabilities:
Prepaid expenses	(93,441)	(371,911)
Accounts payable and accrued expenses	497,099	776,708
Due to related party	30,000	30,000
Net cash used in operating activities	(354,683)	(880,307)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(165,000)	(450,000)
Cash withdrawn from Trust Account in connection with redemption	23,671,533	269,485,746
Net cash provided by investing activities	23,506,533	269,035,746

Cash Flows from Financing Activities:
Payments on promissory note to related party	—	(31,572)
Proceeds from promissory note to related party	470,000	—
Proceeds from convertible promissory note to related party	50,000	1,330,000
Redemption of Class A ordinary shares	(23,671,533)	(269,485,746)
Net cash used in financing activities	(23,151,533)	(268,187,318)

Net change in cash	317	(31,879)
Cash, beginning of the period	3,541	37,743
Cash, end of the period	$3,858	$5,864

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

Note 1 — Organization and Business Operations

Constellation Acquisition Corp I (the “Company”) is a newly organized blank check company incorporated in the Cayman Islands on November 20, 2020. The Company was formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”).

As of March 31, 2024, the Company had not commenced any operations. All activity through March 31, 2024 relates to the Company’s formation and the initial public offering (the “IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on January 26, 2021 (the “Effective Date”). On January 29, 2021, the Company consummated the IPO of 31,000,000 units (the “Units” and, with respect to the Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), included in the Units sold, the “Public Shares”), including 1,000,000 Units issued pursuant to the partial exercise of the underwriters’ over-allotment option, at $10.00 per Unit, generating gross proceeds of $310,000,000, which is discussed in Note 3. Each Unit consists of one Class A ordinary share, and one-third of one redeemable warrant to purchase one Class A ordinary share at a price of $11.50 per whole share.

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

Following the closing of the IPO on January 29, 2021, $310,000,000 ($10.00 per Unit) from the net offering proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a Company trust account (the “Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay the income taxes, if any, the Company’s amended and restated memorandum and articles of association (the “amended and restated memorandum and articles of association”) will provide that the proceeds from the IPO and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the public shareholders, until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations, (b) the redemption of any Public Shares properly tendered in connection with a (A) shareholder vote to amend the amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination by the date by which the Company is required to consummate a Business Combination pursuant to the Company’s amended and restated memorandum and articles of association (such period, the “Combination Period”), or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares or pre-initial Business Combination activity, and (c) the redemption of the Public Shares if the Company has not consummated the initial Business Combination within the Combination Period. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within the Combination Period, with respect to such Class A ordinary shares so redeemed.

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

There will be no redemption rights or liquidating distributions with respect to the Private Placement Warrants, which will expire worthless if the Company fails to consummate an initial Business Combination within the Combination Period.

The Sponsor, officers and directors have agreed to waive their redemption rights with respect to their Founder Shares (as defined below) and any Public Shares purchased during or after the IPO in connection with (i) the completion of the initial Business Combination, (ii) a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete its initial Business Combination within the Combination Period.

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

On January 27, 2023, the Company held an extraordinary general meeting of shareholders of the Company (the “Extension Meeting”) to amend the Company’s amended and restated memorandum and articles of association (the “2023 Articles Amendment”) to extend the date by which the Company has to consummate a Business Combination from January 29, 2023 (the “2023 Original Termination Date”) to April 29, 2023 (the “2023 Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to nine times by an additional one month each time after the 2023 Articles Extension Date, by resolution of the Company’s Board if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, or a total of up to twelve (12) months after the 2023 Original Termination Date, unless the closing of the Company’s initial Business Combination shall have occurred prior to such date (the “2023 Extension Amendment Proposal”). Upon each of the nine one-month extensions, the Sponsor or one or more of its affiliates, members or third-party designees may contribute to the Company $150,000 as a loan to be deposited into the Trust Account. The shareholders of the Company approved the 2023 Extension Amendment Proposal at the Extension Meeting and on January 31, 2023, the Company filed the 2023 Articles Amendment with the Registrar of Companies of the Cayman Islands. In connection with the Extension Meeting, on January 30, 2023, the Company issued an unsecured promissory note, in the amount of $3,000,000 to the Sponsor (the “Extension Note”).

In connection with the vote to approve the 2023 Extension Amendment Proposal, the holders of 26,506,157 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.17 per share, for an aggregate redemption amount of approximately $269,485,746.

On April 28, 2023, May 26, 2023, July 3, 2023, July 28, 2023, August 29, 2023, September 29, 2023, October 26, 2023, November 28, 2023 and December 28, 2023, the Company drew an aggregate of $150,000 on each date, as approved by unanimous director resolution, dated April 24, 2023, pursuant to the Extension Note, which funds the Company deposited into the Trust Account for its public shareholders. This deposit enables the Company to extend the date by which it must complete its initial Business Combination from April 29, 2023 to January 29, 2024. These Extensions are nine one-month extensions permitted under the amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial Business Combination. The Extension Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any.

On December 20, 2023, the Company announced its intention to voluntarily delist its Class A ordinary shares, redeemable warrants, each one whole warrant exercisable for one share of Class A ordinary shares at an exercise price of $11.50 (the “Public Warrants”) and Units (collectively, the “Securities”) from the New York Stock Exchange (“NYSE”) and its intention to make an application to have its Securities quoted on the OTCQX Marketplace (“OTCQX”).

The Board approved the voluntary delisting on December 20, 2023, and the Company provided notice of the voluntary delisting to NYSE on December 20, 2023. The Company filed a Form 25 with the SEC to effect the delisting of its Securities on January 2, 2024. The delisting became effective on January 12, 2024 when the Form 25 took effect. The last day of trading of its Securities on NYSE was January 12, 2024, and the Securities were suspended pre-market on January 16, 2024. On January 16, 2024, the Company’s Securities began trading on the OTCQX where the Class A ordinary shares and Units began trading on the OTCQX® Best Market under their new trading symbols “CSTAF” and “CSTUF”, respectively, and the Warrants started trading on the OTCQB® Venture Market under its new trading symbol “CSTWF”. In connection with the extraordinary general meeting of the shareholders on January 29, 2024 (the “Shareholder Meeting”) the Company adhered to the initial or continued trading requirements of OTCQX.

On January 23, 2024 and January 25, 2024, the Company held extraordinary general meetings and only voted on the Adjournment Proposal (as defined below) to adjourn the Shareholder Meeting to January 25, 2024 and January 29, 2024, respectively. On January 29, 2024, the Company held its Shareholder Meeting (A) to amend, by way of special resolution, the Company’s amended and restated memorandum and articles of association (the “2024 Articles Amendment”) to extend the date (the “Termination Date”) by which the Company has to consummate a Business Combination from January 29, 2024 (the “2024 Original Termination Date”) to February 29, 2024 (the “Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to eleven (11) times by an additional one month each time after the Articles Extension Date, by resolution of the Board, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until January 29, 2025, or a total of up to twelve (12) months after the 2024 Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto (the “2024 Extension Amendment Proposal”); (B) to amend, by way of special resolution, the amended and restated memorandum and articles of association to eliminate the limitation that the Company may not redeem Class A ordinary shares, to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended), of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem Class A ordinary shares irrespective of whether such redemption would exceed the Redemption Limitation (such proposal the “Redemption Limitation Amendment Proposal”); and (C) if required, an adjournment proposal to adjourn, by way of ordinary resolution, the Shareholder Meeting to a later date or dates, if necessary, (i) to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Shareholder Meeting, there are insufficient ordinary shares (as defined below) in the capital of the Company represented (either in person or by proxy) to approve the 2024 Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, (ii) where the Company would not adhere to the initial or continued trading requirements of OTCQX or (iii) where the Board has determined it is otherwise necessary (the “Adjournment Proposal”).

The shareholders of the Company approved the 2024 Extension Amendment Proposal and the Redemption Limitation Amendment Proposal at the Shareholder Meeting and on January 30, 2024, the Company filed the 2024 Articles Amendment with the Registrar of Companies of the Cayman Islands, effective January 29, 2024.

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

On January 30, 2024, the Sponsor converted an aggregate of 7,600,000 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares” and together with the Class A ordinary shares, the “ordinary shares”) into Class A ordinary shares on a one-for-one basis (the “Class B Conversion”). The Sponsor waived any right to receive funds from the Trust Account with respect to the Class A ordinary shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Class B ordinary shares under the terms of that certain letter agreement, dated as of January 26, 2021 (the “Letter Agreement”), by and among the Company and its initial shareholders, directors and officers (as further amended by and among, the Company, its directors and officers, the Sponsor and other parties thereto, on January 30, 2023). As of January 30, 2024, there are 9,967,684 Class A ordinary shares outstanding which is composed of 7,600,000 non-redeemable Class A ordinary shares and 2,367,684 redeemable Class A ordinary shares.

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

On February 29, 2024, the Company drew an aggregate of $55,000 (the “Extension Funds”), as approved by unanimous director resolution, dated February 27, 2024, pursuant to the Extension Note, which Extension Funds the Company deposited into the Trust Account for its public shareholders. The deposit enables the Company to extend the date by which it must complete its initial Business Combination from February 29, 2024 to March 29, 2024 (the “First 2024 Extension”). The First Extension is the first of the eleven one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial Business Combination. The note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the note will be repaid only from amounts remaining outside of the Trust Account, if any.

On March 28, 2024, the Company drew additional Extension Funds, as approved by unanimous extension committee resolution, dated March 28, 2024, pursuant to the Extension Note, which Extension Funds the Company deposited into the Trust Account for its public shareholders. This deposit enables the Company to extend the date by which it must complete its initial business combination from March 29, 2024 to April 29, 2024 (the “Second 2024 Extension”). The Second 2024 Extension is the second of eleven one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial business combination. The note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the note will be repaid only from amounts remaining outside of the Trust Account, if any.

On April 29, 2024, the Company drew additional Extension Funds, as approved by unanimous extension committee resolution, dated April 29, 2024, pursuant to the Extension Note, which Extension Funds the Company deposited into the Trust Account for its public shareholders. This deposit enables the Company to extend the date by which it must complete its initial business combination from April 29, 2024 to May 29, 2024 (the “Third 2024 Extension”). The Third 2024 Extension is the third of eleven one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial business combination. The note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the note will be repaid only from amounts remaining outside of the Trust Account, if any.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry including resurgences and the emergence of new variants and has concluded that while it is reasonably possible that it could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

In October 2023, the Israel-Hamas war commenced. As a result of the war, instability in the Middle East and various other regions of the world may occur and effect the world economy. Various nations, including the United States, as a reaction to the Israel-Hamas war have begun taking actions that may further affect the world economy. Such effects on the world economy are not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

Liquidity and Going Concern Consideration

As of March 31, 2024, the Company had $3,858 in its operating bank account and a working capital deficit of $7,475,255, net of the convertible promissory note – related party. Convertible promissory note - related party amounting to $3,181,000 is not expected to be settled out of the current assets.

The Company is within 12 months of its mandatory liquidation as of the time of filing this Quarterly Report on Form 10-Q. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the Termination Date.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 29, 2024 (the “Annual Report”).

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liability and convertible promissory notes. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

Cash and Investments Held in Trust Account

At March 31, 2024 and December 31, 2023, the assets held in the Trust Account were held in a bank deposit account. During the three months ended March 31, 2024, the Company withdrew $23,671,533 from the Trust Account in connection with the redemption.

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

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Notes 3, 4, and 8) in accordance with Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” (“ASC 815-40”), and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the condensed balance sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement” (“ASC 820”), with changes in fair value recognized in the condensed statements of operations in the period of change.

Convertible Promissory Note

The Company analyzed the convertible promissory notes to assess if the fair value option was appropriate, due to the substantial premium which results in an offsetting entry to additional paid in capital and under the related party guidance which precludes the fair value option, it was determined the fair value option was not appropriate. As such, the Company accounted for the convertible promissory notes, analyzing the conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as freestanding derivative financial instruments.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed statements of operations. Transaction costs amounted to $17,586,741, of which $1,143,138 was allocated to expense associated with the warrant liability. Offering costs associated with the Class A ordinary shares were charged to temporary equity upon the completion of the IPO.

Class A Ordinary Shares Subject to Possible Redemption

All of the 31,000,000 Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at March 31, 2024 and December 31, 2023, 2,367,684 and 4,493,843 Class A ordinary shares subject to possible redemption were presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, respectively.

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

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets as of March 31, 2024 and December 31, 2023 are reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2022	$314,517,268
Less:
Redemptions	(269,485,746)
Plus:
Accretion of carrying value to redemption value	4,826,074
Class A ordinary shares subject to possible redemption as of December 31, 2023	49,857,596
Plus:
Accretion of carrying value to redemption value	553,991
Less:
Redemptions	(23,671,533)
Class A ordinary shares subject to possible redemption as of March 31, 2024	$26,740,054

Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2024 and December 31, 2023. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of the Financial Accounting Standards Board ASC Topic 260, “Earnings Per Share”. Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate of 15,800,000 Class A ordinary shares in the calculation of diluted net loss per ordinary share, since the exercise of the Warrants are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

Basic and diluted net loss per ordinary share for Class A ordinary shares and Class B ordinary shares is calculated by dividing net income attributable to the Company by the weighted average number of Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Reconciliation of Net Loss per Ordinary Share

The Company’s condensed statements of operations include a presentation of net loss per share for ordinary shares subject to redemption in a manner similar to the two-class method of net loss per share. Accordingly, basic and diluted net loss per Class A ordinary shares and Class B ordinary shares is calculated as follows:

	For the Three Months Ended March 31,
	2024	2023
Class A Ordinary Shares
Allocation of net loss to Class A ordinary shares subject to possible redemption	$(138,626)	$(585,883)
Weighted Average Class A ordinary shares subject to possible redemption	3,021,887	12,151,177
Basic and diluted net loss per share	$(0.05)	$(0.05)

Class B Ordinary Shares
Allocation of net loss to Class B ordinary shares	$(355,524)	$(373,675)
Weighted Average Class B ordinary shares	7,750,000	7,750,000
Basic and diluted net loss per share	$(0.05)	$(0.05)

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

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820 (other than warrant liability), approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

See Note 8 for additional information on assets and liabilities measured at fair value on a recurring basis.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Note 3 — Initial Public Offering

Public Units

On January 29, 2021, the Company sold 31,000,000 Units, at a purchase price of $10.00 per Unit, including 1,000,000 Units issued pursuant to the partial exercise of the underwriters’ over-allotment option. Each Unit consists of one Class A ordinary share, and one-third of one redeemable warrant to purchase one Class A ordinary share.

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

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to Class A ordinary shares underlying the warrants is then effective and a prospectus is current. No warrant will be exercisable and the Company will not be obligated to issue Class A ordinary shares upon exercise of a warrant unless Class A ordinary shares issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the Class A ordinary shares underlying such unit.

Redemptions of warrants for cash when the price per Class A Ordinary Share equals or exceeds $18.00.

Once the warrants become exercisable, the Company may call the warrants for redemption (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which notice of the redemption is given to the warrant holders (the “Reference Value”).

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

The Sponsor, officers and directors have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (i) one year after the date of the consummation of the initial Business Combination or (ii) subsequent to the initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

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

On February 23, 2021, the Company issued an unsecured promissory note (the “2021 Note”) in the amount of up to $699,999 to certain affiliates of the Old Sponsor. The proceeds of the 2021 Note, which may be drawn down from time to time until the Company consummates its initial Business Combination, will be used for general working capital purposes.

The 2021 Note bears no interest and is payable in full upon the earlier to occur of (i) the Termination Date or (ii) the consummation of the Company’s Business Combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2021 Note may be accelerated. The affiliates of the Sponsor had the option to convert any unpaid balance of the 2021 Note into Private Placement Warrants (the “Conversion Warrants”), each warrant exercisable for one ordinary share of the Company at an exercise price of $1.50 per share. The terms of the Conversion Warrants would be identical to the warrants issued by the Company to affiliates of the Sponsor in a private placement that was consummated in connection with the Company’s IPO. The affiliates of the Sponsor shall be entitled to certain registration rights relating to the Conversion Warrants. On May 3, 2021, the 2021 Note was amended to remove the option to convert any unpaid balance of the 2021 Note into Private Placement Warrants. As of March 31, 2024 and December 31, 2023, there were no amounts outstanding under the 2021 Note.

During the year ended December 31, 2022, the Company issued a number of unsecured promissory notes (the “2022 Notes”) totaling $258,780 to certain executive officers and affiliates of the Company. The proceeds of the 2022 Notes will be used as general working capital purposes. The 2022 Notes bear no interest and is payable in full upon the earlier to occur of (i) the Termination Date or (ii) the consummation of the Company’s Business Combination. Failure to pay the principals within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2022 Notes may be accelerated. As of March 31, 2024 and December 31, 2023, $227,208 were outstanding under the 2022 Notes.

On January 30, 2024, the Company issued an unsecured promissory note in the principal amount of $1,660,000 (the “2024 Note”) to the Sponsor. The 2024 Note does not bear interest and matures upon closing of the Business Combination. In the event that the Company does not consummate a Business Combination, the 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of March 31, 2024, $470,000 was outstanding under the 2024 Note.

As of March 31, 2024 and December 31, 2023, $697,208 and $227,208 were outstanding under the promissory notes to the Sponsor, respectively. Subsequent to March 31, 2024, the Company has borrowed $55,000 and $65,000 for the extension of the Company and for operating expenses, respectively.

Administrative Support Agreement

As of January 26, 2021 the Company had agreed, commencing on the date that the securities of the Company are first listed on NYSE, to pay the Sponsor up to $10,000 per month for office space, utilities and secretarial and administrative support, and other obligations of the Sponsor. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For each of the three months ended March 31, 2024 and 2023, the Company recorded $30,000 administrative service fees. $150,000 and $120,000 are reported as due to related party in the accompanying condensed balance sheets as of March 31, 2024 and December 31, 2023, respectively.

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

On January 18, 2023, the Company issued an unsecured promissory note (the “2023 Note”) in the amount of $230,000 to the Sponsor. The proceeds of the 2023 Note will be used for general working capital purposes. The 2023 Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s Business Combination or (ii) the date that the winding up of the Company is effective. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2023 Note may be accelerated. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2023 Note may be converted into warrants of the Company, at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share of the Company. The Warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Company’s IPO. As of March 31, 2024 and December 31, 2023, $227,208 is outstanding under this 2023 Note.

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

Accordingly, on January 30, 2023, the Company issued the Extension Note to the Sponsor. The Sponsor funded the initial principal amount of $450,000 on January 30, 2023. The Extension Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Extension Note will be deposited in the Trust Account. At the election of the payee, $1,270,000 of the total principal amount of the Extension Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the IPO of the Company. As of March 31, 2024 and December 31, 2023, $2,951,000 and $2,901,000 are outstanding under this Extension Note, respectively.

The notes were accounted for using the bifurcation method, and it was determined that the conversion feature was de minimis and was recorded at par value. As of March 31, 2024 and December 31, 2023, there were $3,181,000 and $3,131,000 of borrowings under the Working Capital Loans, respectively.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants, Class A ordinary shares underlying the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed prior to or on the Effective Date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. In addition, if the Sponsor affiliates acquire shares in the IPO, they would become affiliates (as defined in the Securities Act) of the Company following the IPO, and the Company would file a registration statement following the IPO to register the resale of the Public Shares purchased by the Sponsor affiliates (or their nominees) in the IPO. The Sponsor affiliates will not be subject to any lock-up period with respect to any Public Shares they may purchase. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Letter Agreement

On January 30, 2023, the Company, the Old Sponsor, certain officers and directors of the Company, and other parties thereto (the “Insiders,” and together with the Old Sponsor, the “Letter Agreement Parties”) entered into an amendment to the Letter Agreement to allow the Old Sponsor to transfer its holdings in the Company, directly or indirectly, to affiliate(s) of Antarctica Capital Partners, LLC prior to the expiration of the applicable lock-up. In connection with the resignation of certain Insiders, the Letter Agreement Parties agreed that all Insiders that have resigned from their positions as officers and/or directors of the Company and that no longer hold Class B ordinary shares shall no longer be parties to the Letter Agreement.

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each (the “Preference Shares”). On March 31, 2024 and December 31, 2023, there were no Preference Shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares. On March 31, 2024 and December 31, 2023, there were 7,600,000 and no shares issued and outstanding, excluding 2,367,684 and 4,493,843 shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares. On January 30, 2024, the Sponsor converted an aggregate of 7,600,000 Class B ordinary shares into Class A Ordinary Shares on a one-for-one basis. On March 31, 2024 and December 31, 2023, there were 150,000 and 7,750,000 shares issued and outstanding, respectively.

The Sponsor, officers and directors have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (i) one year after the date of the consummation of the initial Business Combination or (ii) subsequent to the initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2024	Level	December 31, 2023
Liabilities
Public Warrant Liability	2	$258,332	2	$196,332
Private Placement Warrant Liability	2	$136,667	2	$103,867

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the condensed statements of operations.

The Company established the initial fair value for the Public Warrants on January 29, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model, and for the Private Placement Warrants on January 29, 2021, using a Black-Scholes model. As of March 31, 2024 and December 31, 2023, the fair value the Private Placement Warrants was valued utilizing the quoted market price of the Public Warrants, and the fair value of the Public Warrants by reference to the quoted market price of the Public Warrants. The Public Warrants and Private Placement Warrants were classified as Level 3 at the initial measurement date. There were no Public Warrants transferred from a Level 1 measurement to a Level 2 fair value measurement during the three months ended March 31, 2024.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based on this review, other than as described below, the Company determined no events have occurred that would require adjustments to the disclosures in the condensed financial statements.

On April 29, 2024, the Company drew an aggregate of $55,000, as approved by unanimous resolution of the extension committee of the Company’s Board, dated April 29, 2024, pursuant to the unsecured promissory note, dated January 30, 2024 between the Company and Constellation Sponsor LP, which Extension Funds the Company deposited into the Trust Account for its public shareholders. This deposit enables the Company to extend the date by which it must complete its initial Business Combination from April 29, 2024 to May 29, 2024 (the “Extension”). The Extension is the third of eleven one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial Business Combination. The 2024 Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the 2024 Note will be repaid only from amounts remaining outside of the Trust Account, if any.

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

Since the closing of the Initial Public Offering and the Private Placement, $310.00 million ($10.00 per unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in the Trust Account and was invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. On January 27, 2023, we liquidated the U.S. government treasury obligations or money market funds held in the Trust Account.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

We will only have until the Termination Date to complete an initial Business Combination. If we do not complete a Business Combination by the Termination Date, we will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Trust Account, including interest not previously released to us to fund our working capital requirements (less taxes payable) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of our net assets to our remaining shareholders, as part of our plan of dissolution and liquidation. Our Sponsor and initial shareholders entered into the Letter Agreement with us, pursuant to which they have waived their rights to participate in any redemption with respect to their Founder Shares; however, if the initial shareholders or any of our officers, directors or affiliates acquire ordinary shares in or after the Initial Public Offering, they will be entitled to a pro rata share of the Trust Account upon our redemption or liquidation in the event we do not complete a Business Combination within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including the Trust Account assets) will be less than the Initial Public Offering price per unit in the Initial Public Offering.

On January 27, 2023, we held an extraordinary general meeting of shareholders to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a Business Combination from January 29, 2023 to April 29, 2023 and to allow the Company, without another shareholder vote, to elect to extend the 2023 Termination Date to consummate a Business Combination on a monthly basis for up to nine times by an additional one month each time after the 2023 Articles Extension Date, by resolution of the Board if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until January 29, 2024, or a total of up to twelve months after the 2023 Termination Date, unless the closing of the Company’s Business Combination shall have occurred prior to such date. The shareholders of the Company approved the 2023 Extension Amendment Proposal at the Extension Meeting and on January 31, 2023, the Company filed the 2023 Articles Amendment with the Registrar of Companies of the Cayman Islands.

In connection with the vote at the Extension Meeting, the holders of 26,506,157 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.167 per share, for an aggregate redemption amount of approximately $269,485,746. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $46,138,503. On February 13, 2023, a total of $46,600,678.12 (the remaining trust balance), was placed in a U.S.-based trust account at Citibank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee.

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

On December 20, 2023, the Board approved the voluntary delisting of its Class A ordinary shares, Warrants and Units from the NYSE, and on January 16, 2024, the Company began trading its Class A ordinary shares and Units on OTCQX® Best Market under the symbols “CSTAF” and “CSTUF,” respectively, and its Public Warrants on the OTCQB® Venture Market under the symbol “CSTWF.”

On January 29, 2024, the Company held the Shareholder Meeting (A) to amend, by way of special resolution, the Company’s amended and restated memorandum and articles of association to extend the Termination Date by which the Company has to consummate a Business Combination from January 29, 2024 to February 29, 2024 and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to eleven times by an additional one month each time after the 2024 Articles Extension Date, by resolution of the directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until January 29, 2025, or a total of up to twelve months after the 2024 Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto; and (B) to amend, by way of special resolution, the Company’s amended and restated memorandum and articles of association to eliminate from the amended and restated memorandum and articles of association the limitation that the Company may not redeem Class A ordinary shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended), of less than $5,000,001 in order to allow the Company to redeem Public Shares irrespective of whether such redemption would exceed the Redemption Limitation. The shareholders of the Company approved the 2024 Extension Amendment Proposal and the Redemption Limitation Amendment Proposal at the Shareholder Meeting and on January 30, 2024, the Company filed the 2024 Articles Amendment with the Registrar of Companies of the Cayman Islands.

In connection with that vote to approve the 2024 Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, the holders of 2,126,159 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.13 per share, for an aggregate redemption amount of approximately $23,671,533. After the satisfaction of such redemptions and receipt of the initial deposit of $55,000 to the Trust account, the balance in our Trust Account was approximately $26,415,545.

On January 30, 2024, the Sponsor converted an aggregate of 7,600,000 Class B ordinary shares into Public Shares on a one-for-one basis. The Sponsor waived any right to receive funds from the Trust Account with respect to the Public Shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Class B ordinary shares under the terms of the letter agreement.

On February 29, 2024, March 28, 2024 and April 29, 2024, the Company drew an aggregate of $55,000 on each date, as approved by unanimous director resolution, dated February 27, 2024, and by resolution of the extension committee of the Company’s Board, dated March 28, 2024 and April 29, 2024, pursuant to the Extension Note, which Extension Funds the Company deposited into the Trust Account for its public shareholders. The deposits enables the Company to extend the date by which it must complete its initial Business Combination from February 29, 2024 to May 29, 2024. The First 2024 Extension, Second 2024 Extension and Third 2024 Extension are three of the eleven one-month extensions permitted under the amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial Business Combination. Accordingly, on January 30, 2024 the Company issued the 2024 Note (as defined below), which does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the 2024 Note will be repaid only from amounts remaining outside of the Trust Account, if any.

Liquidity and Going Concern Consideration

As of March 31, 2024, the Company had $3,858 in its operating bank account, and a working capital deficit of $7,475,255, net of the convertible promissory note – related party. Convertible promissory note - related party amounting to $3,181,000 is not expected to be settled out of the current assets.

Our liquidity needs to date have been satisfied through loans from the Sponsor to cover for certain operating expenses. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company working capital loans.

As of March 31, 2024, there was approximately $3,378,208 of borrowings outstanding and $150,000 of related admin fees owed to the Sponsor under the following promissory notes:

●	During the year ended December 31, 2022, the Company issued a number of unsecured promissory notes totaling $258,780 to certain executive officers and affiliates of the Company. The proceeds of the 2022 Notes was used for general working capital purposes. The 2022 Notes bear no interest and is payable in full upon the earlier to occur of (i) the Termination Date or (ii) the consummation of the Company’s Business Combination. Failure to pay the principals within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2022 Notes may be accelerated. As of March 31, 2024 and December 31, 2023, $227,208 is outstanding under the 2022 Notes.

●	On January 18, 2023, the Company issued an unsecured promissory note in the amount of $230,000 to the Sponsor. The proceeds of the 2023 Note was used for general working capital purposes. The 2023 Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s Business Combination or (ii) the date that the winding up of the Company is effective. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2023 Note may be accelerated. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2023 Note may be converted into warrants of the Company, at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share of the Company. The Warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Company’s IPO. As of March 31, 2024 and December 31, 2023, $230,000 is outstanding under this 2023 Note.

●	On January 30, 2023, the Company issued an unsecured promissory note, in the amount of $3,000,000 to the Sponsor. The Sponsor funded the initial principal amount of $450,000 on January 30, 2023. The Extension Note does not bear interest and matures upon closing of the Company’s Business Combination. In the event that the Company does not consummate a Business Combination, the Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Extension Note was deposited in the Trust Account. At the election of the payee, $1,270,000 of the total principal amount of the Extension Note may be converted, in whole or in part, at the option of the lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the IPO of the Company. As of March 31, 2024 and December 31, 2023, $2,951,000 and $2,901,000 is outstanding under this Extension Note.

●	On January 30, 2024, the Company issued the 2024 Note in the amount of $1,660,000 to the Sponsor. The 2024 Note does not bear interest and matures upon closing of the Business Combination. In the event that the Company does not consummate a Business Combination, the 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of March 31, 2024, $470,00 is outstanding under the 2024 Note.

On January 30, 2024, the Company issued an unsecured promissory noted in the principal amount of $1,660,000 to the Sponsor. The 2024 Note does not bear interest and matures upon closing of the Business Combination. In the event that the Company does not consummate a Business Combination, the 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

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

Results of Operations

Our entire activity from inception through March 31, 2024 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our Business Combination. We generate non-operating income in the form of interest income and dividends on cash and investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had a net loss of approximately $0.5 million, which included interest earned on investments held in the Trust Account of $0.4 million, offset by a loss from operations of $0.8 million and a loss from the change in fair value of warrant liabilities of $0.09 million.

For the three months ended March 31, 2023, we had a net loss of approximately $1 million, which included a loss from operations of $1.3 million, a loss from the change in fair value of convertible notes – related party of $0.02 million and a loss from the change in fair value of warrant liabilities of $1.0 million, offset by an interest earned on investments held in Trust Account of $1.3 million.

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

Underwriting Agreement

We paid an underwriting discount of 2% of the per Unit offering price, or approximately $6,200,000 in the aggregate at the closing of the Initial Public Offering and agreed to pay deferred underwriting fees of 3.5% of the gross offering proceeds, or approximately $10,850,000 in the aggregate upon the Company’s completion of a Business Combination (the “Deferred Underwriting Fees”). The Deferred Underwriting Fees will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Business Combination.

Critical Accounting Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, actual results may differ from these estimates under different assumptions or conditions.

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

On January 27, 2023, we liquidated the U.S. government treasury obligations or money market funds held in the Trust Account. The funds in the Trust Account will be maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of our initial Business Combination or our liquidation. Interest on such deposit account is currently approximately 2.5% - 3.0% per anum, but such deposit account carries a variable rate, and we cannot assure you that such rate will not decrease or increase significantly.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association. (1)
10.1	Promissory Note, dated January 30, 2024, between Constellation Acquisition Corp I and Constellation Sponsor LP. (1)
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2024.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 15, 2024	By:	/s/ Jarett Goldman
	Name:	Jarett Goldman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)