Form 10-Q
period 2024-09-30
Constellation Acquisition Corp I
filed 2024-11-14
CIK 1834032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 14, 2024, 9,967,684 Class A ordinary shares, par value $0.0001 per share, and 150,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

CONSTELLATION ACQUISITION CORP I
Form 10-Q

For the Quarter Ended September 30, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets:
Current Assets:
Cash	$5,666	$3,541
Prepaid expenses	129,527	33,411
Total current assets	135,193	36,952
Cash held in Trust Account	27,686,372	49,857,596
Total Assets	$27,821,565	$49,894,548

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$3,668,072	$3,080,658
Due to related party	210,000	120,000
Promissory notes – related party	1,352,208	227,208
Convertible promissory note - related party	3,181,000	3,131,000
Total current liabilities	8,411,280	6,558,866
Deferred underwriting fee	10,850,000	10,850,000
Warrant liability	297,829	300,199
Total Liabilities	19,559,109	17,709,065

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 2,367,684 and 4,493,843 shares at redemption value at approximately $11.69 and $11.09 per share as of September 30, 2024 and December 31, 2023, respectively	27,686,372	49,857,596

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 7,600,000 and no shares issued and outstanding (excluding 2,367,684 and 4,493,843 shares subject to possible redemption) as of September 30, 2024 and December 31, 2023, respectively	760	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 150,000 and 7,750,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	15	775
Additional paid-in capital	—	—
Accumulated deficit	(19,424,691)	(17,672,888)
Total Shareholders’ Deficit	(19,423,916)	(17,672,113)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$27,821,565	$49,894,548

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative costs	$244,972	$731,336	$1,259,173	$2,358,175
Loss from Operations	(244,972)	(731,336)	(1,259,173)	(2,358,175)

Other income:
Interest earned on investments held in Trust Account	310,320	553,975	1,005,309	2,460,396
Change in fair value of warrant liability	(27,649)	484,270	2,370	31,600
Total other income	282,671	1,038,245	1,007,679	2,491,996

Net income (loss)	$37,699	$306,909	$(251,494)	$133,821

Weighted average shares outstanding, redeemable Class A ordinary shares	2,367,684	4,493,843	2,584,956	7,018,239
Basic and diluted net income (loss) per share, redeemable Class A ordinary shares	$0.00	$0.03	$(0.02)	$0.01
Weighted average shares outstanding, non-redeemable Class A ordinary shares and Class B ordinary shares	7,750,000	7,750,000	7,750,000	7,750,000
Basic and diluted net income (loss) per share, non-redeemable Class A ordinary shares and Class B ordinary shares	$0.00	$0.03	$(0.02)	$0.01

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Non-Redeemable Class A Ordinary Shares		Class B Ordinary shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024 (audited)	—	$—	7,750,000	$775	$—	$(17,672,888)	$(17,672,113)
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	—	(553,991)	(553,991)
Conversion of Class B ordinary shares to Class A ordinary shares	7,600,000	760	(7,600,000)	(760)	—	—	—
Net loss	—	—	—	—	—	(494,150)	(494,150)
Balance as of March 31, 2024	7,600,000	$760	150,000	$15	$—	$(18,721,029)	$(18,720,254)
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	—	(470,998)	(470,998)
Net income	—	—	—	—	—	204,957	204,957
Balance as of June 30, 2024	7,600,000	$760	150,000	$15	$—	$(18,987,070)	$(18,986,295)
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	—	(475,320)	(475,320)
Net income	—	—	—	—	—	37,699	37,699
Balance as of September 30, 2024	7,600,000	$760	150,000	$15	$—	$(19,424,691)	$(19,423,916)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023 (audited)	7,750,000	$775	$—	$(12,486,354)	$(12,485,579)
Accretion of Class A ordinary shares subject to redemption	—	—	—	(1,819,906)	(1,819,906)
Net loss	—	—	—	(959,558)	(959,558)
Balance as of March 31, 2023	7,750,000	$775	$—	$(15,265,818)	$(15,265,043)
Accretion of Class A ordinary shares subject to redemption	—	—	—	(986,515)	(986,515)
Net income	—	—	—	786,470	786,470
Balance as of June 30, 2023	7,750,000	$775	$—	$(15,465,863)	$(15,465,088)
Accretion of Class A ordinary shares subject to redemption	—	—	—	(1,003,975)	(1,003,975)
Net income	—	—	—	306,909	306,909
Balance as of September 30, 2023	7,750,000	$775	$—	$(16,162,929)	$(16,162,154)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(251,494)	$133,821
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,005,309)	(2,460,396)
Change in fair value of warrant liability	(2,370)	(31,600)
Changes in operating assets and liabilities:
Prepaid expenses	(96,116)	(123,942)
Accounts payable and accrued expenses	587,414	1,391,187
Due to related party	90,000	90,000
Net cash used in operating activities	(677,875)	(1,000,930)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(495,000)	(1,350,000)
Cash withdrawn from Trust Account in connection with redemption	23,671,533	269,485,746
Net cash provided by investing activities	23,176,533	268,135,746

Cash Flows from Financing Activities:
Payments on promissory note to related party	—	(31,572)
Proceeds from promissory note to related party	1,125,000	—
Proceeds from convertible promissory note to related party	50,000	2,346,000
Redemption of Class A ordinary shares	(23,671,533)	(269,485,746)
Net cash used in financing activities	(22,496,533)	(267,171,318)

Net change in cash	2,125	(36,502)
Cash, beginning of the period	3,541	37,743
Cash, end of the period	$5,666	$1,241

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

As of September 30, 2024, the Company had not commenced any operations. All activity through September 30, 2024 relates to the Company’s formation and the initial public offering (the “IPO” or “Initial Public Offering”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

On April 28, 2023, May 26, 2023, July 3, 2023, July 28, 2023, August 29, 2023, September 29, 2023, October 26, 2023, November 28, 2023 and December 28, 2023, the Company drew $150,000 on each date, as approved by unanimous director resolution, dated April 24, 2023, pursuant to the Extension Note, which funds the Company deposited into the Trust Account for its public shareholders. This deposit enabled the Company to extend the date by which it must complete its initial Business Combination from April 29, 2023 to January 29, 2024. These extensions are nine one-month extensions permitted under the amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial Business Combination. The Extension Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any.

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

On January 30, 2024, the Sponsor converted an aggregate of 7,600,000 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares” and together with the Class A ordinary shares, the “ordinary shares”) into Class A ordinary shares on a one-for-one basis. The Sponsor waived any right to receive funds from the Trust Account with respect to the Class A ordinary shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Class B ordinary shares under the terms of that certain letter agreement, dated as of January 26, 2021 (the “Letter Agreement”), by and among the Company and its initial shareholders, directors and officers (as further amended by and among, the Company, its directors and officers, the Sponsor and other parties thereto, on January 30, 2023). As of January 30, 2024, there were 9,967,684 Class A ordinary shares outstanding which were composed of 7,600,000 non-redeemable Class A ordinary shares and 2,367,684 redeemable Class A ordinary shares.

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

On February 29, 2024 (“First 2024 Extension”), March 28, 2024 (“Second 2024 Extension”), April 29, 2024 (“Third 2024 Extension”), May 29, 2024 (“Fourth 2024 Extension”), June 28, 2024 (“Fifth 2024 Extension”), July 23, 2024 (“Sixth 2024 Extension”), August 23, 2024 (“Seventh 2024 Extension”), September 26, 2024 (“Eighth 2024 Extension”) and October 29, 2024 (“Ninth 2024 Extension”), the Company drew $55,000 (the “Extension Funds”) on each date, as approved by unanimous director resolution, dated February 27, 2024 pursuant to the Extension Note, which Extension Funds the Company deposited into the Trust Account for its public shareholders. The deposit enabled the Company to extend the date by which it must complete its initial Business Combination from February 29, 2024 to November 29, 2024. These extensions are nine one-month extensions permitted under the amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial Business Combination. The 2024 Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the 2024 Note will be repaid only from amounts remaining outside of the Trust Account, if any.

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

Liquidity and Going Concern Consideration

As of September 30, 2024, the Company had $5,666 in its operating bank account and a working capital deficit of $5,095,087, net of the convertible promissory note – related party. Convertible promissory note - related party amounting to $3,181,000 is not expected to be settled out of the current assets.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future period.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2024 and December 31, 2023.

Cash Held in Trust Account

At September 30, 2024 and December 31, 2023, the assets held in the Trust Account were held in a bank deposit account. During the period ended September 30, 2024, the Company withdrew $23,671,533 from the Trust Account in connection with the redemption.

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

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants,” which are discussed in Notes 3, 4, and 8) in accordance with Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” (“ASC 815-40”), and concluded that a provision in the warrant agreement, dated January 26, 2021, related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the condensed balance sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement” (“ASC 820”), with changes in fair value recognized in the condensed statements of operations in the period of change.

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

Class A Ordinary Shares Subject to Possible Redemption

All of the 31,000,000 Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2024 and December 31, 2023, 2,367,684 and 4,493,843 Class A ordinary shares subject to possible redemption were presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, respectively.

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

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets as of September 30, 2024 and December 31, 2023 are reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2022	$314,517,268
Less:
Redemptions	(269,485,746)
Plus:
Accretion of carrying value to redemption value	4,826,074
Class A ordinary shares subject to possible redemption as of December 31, 2023	$49,857,596
Plus:
Accretion of carrying value to redemption value	553,991
Less:
Redemptions	(23,671,533)
Class A ordinary shares subject to possible redemption as of March 31, 2024	$26,740,054
Plus:
Accretion of carrying value to redemption value	470,998
Class A ordinary shares subject to possible redemption as of June 30, 2024	$27,211,052
Plus:
Accretion of carrying value to redemption value	475,320
Class A ordinary shares subject to possible redemption as of September 30, 2024	$27,686,372

Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2024 and December 31, 2023. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of the Financial Accounting Standards Board ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The Company has not considered the effect of the warrants sold in the IPO and the private placement to purchase an aggregate of 15,800,000 Class A ordinary shares (the “Private Placement”) in the calculation of diluted net income (loss) per ordinary share, since the exercise of the Warrants are contingent upon the occurrence of future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

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

Reconciliation of Net Income (Loss) per Ordinary Share

The Company’s condensed statements of operations include a presentation of net income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of net income (loss) per share. Accordingly, basic and diluted net income (loss) per redeemable Class A ordinary shares and non-redeemable Class A ordinary shares and B ordinary shares is calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Redeemable Class A ordinary shares
Allocation of net income (loss) to redeemable Class A ordinary shares subject to possible redemption	$8,822	$112,644	$(62,903)	$63,595
Weighted average redeemable Class A ordinary shares subject to possible redemption	2,367,684	4,493,843	2,584,956	7,018,239
Basic and diluted net income (loss) per share	$0.00	$0.03	$(0.02)	$0.01

Non-redeemable Class A ordinary shares and B ordinary shares
Allocation of net income (loss) to non-redeemable Class A ordinary shares and Class B ordinary shares	$28,877	$194,265	$(188,591)	$70,226
Weighted average non-redeemable Class A ordinary shares and Class B ordinary shares	7,750,000	7,750,000	7,750,000	7,750,000
Basic and diluted net income (loss) per share	$0.00	$0.03	$(0.02)	$0.01

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

The 2021 Note bears no interest and is payable in full upon the earlier to occur of (i) the Termination Date or (ii) the consummation of the Company’s Business Combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2021 Note may be accelerated. The affiliates of the Sponsor had the option to convert any unpaid balance of the 2021 Note into Private Placement Warrants (the “Conversion Warrants”), each warrant exercisable for one ordinary share of the Company at an exercise price of $1.50 per share. The terms of the Conversion Warrants would be identical to the warrants issued by the Company to affiliates of the Sponsor in a private placement that was consummated in connection with the Company’s IPO. The affiliates of the Sponsor shall be entitled to certain registration rights relating to the Conversion Warrants. On May 3, 2021, the 2021 Note was amended to remove the option to convert any unpaid balance of the 2021 Note into Private Placement Warrants. As of September 30, 2024 and December 31, 2023, there were no amounts outstanding under the 2021 Note.

During the year ended December 31, 2022, the Company issued a number of unsecured promissory notes (the “2022 Notes”) totaling $258,780 to certain executive officers and affiliates of the Company. The proceeds of the 2022 Notes will be used as general working capital purposes. The 2022 Notes bear no interest and is payable in full upon the earlier to occur of (i) the Termination Date or (ii) the consummation of the Company’s Business Combination. Failure to pay the principals within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2022 Notes may be accelerated. As of September 30, 2024 and December 31, 2023, $227,208 were outstanding under the 2022 Notes.

On January 30, 2024, the Company issued an unsecured promissory note in the principal amount of $1,660,000 (the “2024 Note”) to the Sponsor. The 2024 Note does not bear interest and matures upon closing of the Business Combination. In the event that the Company does not consummate a Business Combination, the 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of September 30, 2024, $1,125,000 was outstanding under the 2024 Note.

As of September 30, 2024 and December 31, 2023, $1,352,208 and $227,208 were outstanding under the promissory notes to the Sponsor, respectively. Subsequent to September 30, 2024, the Company has borrowed $55,000 for funding the Ninth 2024 Extension of the Company.

Administrative Support Agreement

As of January 26, 2021 the Company had agreed, commencing on the date that the Securities of the Company were first listed on NYSE, to pay the Sponsor up to $10,000 per month for office space, utilities and secretarial and administrative support, and other obligations of the Sponsor. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For each of the three and nine months ended September 30, 2024 and 2023, the Company recorded $30,000 and $90,000 administrative service fees, respectively. $210,000 and $120,000 are reported as due to related parties in the accompanying condensed balance sheets as of September 30, 2024 and December 31, 2023, respectively.

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

On January 18, 2023, the Company issued an unsecured promissory note (the “2023 Note”) in the amount of $230,000 to the Sponsor. The proceeds of the 2023 Note will be used for general working capital purposes. The 2023 Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s Business Combination or (ii) the date that the winding up of the Company is effective. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2023 Note may be accelerated. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2023 Note may be converted into warrants of the Company, at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share of the Company. The warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Company’s IPO. As of September 30, 2024 and December 31, 2023, $230,000 is outstanding under this 2023 Note.

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

Accordingly, on January 30, 2023, the Company issued the Extension Note to the Sponsor. The Sponsor funded the initial principal amount of $450,000 on January 30, 2023. The Extension Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Extension Note will be deposited in the Trust Account. At the election of the payee, $1,270,000 of the total principal amount of the Extension Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the IPO of the Company. As of September 30, 2024 and December 31, 2023, $2,951,000 and $2,901,000 are outstanding under this Extension Note, respectively.

The notes were accounted for using the bifurcation method, and it was determined that the conversion feature was de minimis and was recorded at par value. As of September 30, 2024 and December 31, 2023, there were $3,181,000 and $3,131,000 of borrowings under the Working Capital Loans, respectively.

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

Note 7 — Shareholders’ Deficit

Preference shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each (the “Preference Shares”). On September 30, 2024 and December 31, 2023, there were no Preference Shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares. On September 30, 2024 and December 31, 2023, there were 7,600,000 and no shares issued and outstanding, excluding 2,367,684 and 4,493,843 shares subject to possible redemption, respectively.

Class B ordinary shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares. On January 30, 2024, the Sponsor converted an aggregate of 7,600,000 Class B ordinary shares into Class A ordinary shares on a one-for-one basis. On September 30, 2024 and December 31, 2023, there were 150,000 and 7,750,000 shares issued and outstanding, respectively.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2024	Level	December 31, 2023
Liabilities
Public Warrant Liability	2	$194,782	2	$196,332
Private Placement Warrant Liability	2	$103,047	2	$103,867

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the condensed statements of operations.

The Company established the initial fair value for the Public Warrants on January 29, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model, and for the Private Placement Warrants on January 29, 2021, using a Black-Scholes model. As of September 30, 2024 and December 31, 2023, the fair value of the Private Placement Warrants was valued utilizing the quoted market price of the Public Warrants, and the fair value of the Public Warrants by reference to the quoted market price of the Public Warrants. The Public Warrants and Private Placement Warrants were classified as Level 3 at the initial measurement date. There were no transfers among fair value hierarchy during the three and nine months ended September 30, 2024. The Public Warrants are classified as Level 2 due to the lack of trading activity as of the reporting date. The estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 fair value measurement during the nine months ended September 30, 2023 was $289,333.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based on this review, other than as described below, the Company determined no events have occurred that would require adjustments to the disclosures in the condensed financial statements.

On October 29, 2024, the Company drew additional Extension Funds, as approved by unanimous extension committee resolution, dated October 29, 2024, pursuant to the Extension Note, which Extension Funds the Company deposited into the Trust Account for its public shareholders. This deposit enabled the Company to approve the Ninth 2024 Extension. The Ninth 2024 Extension was the ninth of eleven one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial Business Combination. The note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the note will be repaid only from amounts remaining outside of the Trust Account, if any.

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

During 2024, the Board of the Company approved the First 2024 Extension on February 29, 2024, and the extension committee of the Board approved the Second 2024 Extension, Third 2024 Extension, Fourth 2024 Extension, Fifth 2024 Extension, Sixth 2024 Extension, Seventh 2024 Extension, Eighth 2024 Extension, and Ninth 2024 Extension on March 28, 2024, April 29, 2024, May 29, 2024, June 28, 2024, July 23, 2024, August 23, 2024, September 26, 2024, and October 29, 2024 respectively, resulting in a new Termination Date of November 29, 2024, and the Company drew an aggregate of $495,000 of Extension Funds pursuant to the 2024 Note. The 2024 Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the 2024 Note will be repaid only from amounts remaining outside of the Trust Account, if any.

Liquidity and Going Concern Consideration

As of September 30, 2024, the Company had $5,666 in its operating bank account, and a working capital deficit of $5,095,087, net of the convertible promissory note – related party. Convertible promissory note - related party amounting to $3,181,000 is not expected to be settled out of the current assets.

Our liquidity needs to date have been satisfied through loans from the Sponsor to cover for certain operating expenses. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company working capital loans.

As of September 30, 2024, there was approximately $4,533,208 of borrowings outstanding and $210,000 of related admin fees owed to the Sponsor under the following promissory notes:

●	During the year ended December 31, 2022, the Company issued a number of unsecured promissory notes totaling $258,780 to certain executive officers and affiliates of the Company. The proceeds of the 2022 Notes was used for general working capital purposes. The 2022 Notes bear no interest and is payable in full upon the earlier to occur of (i) the Termination Date or (ii) the consummation of the Company’s Business Combination. Failure to pay the principals within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2022 Notes may be accelerated. As of September 30, 2024 and December 31, 2023, $227,208 is outstanding under the 2022 Notes.

●	On January 18, 2023, the Company issued an unsecured promissory note in the amount of $230,000 to the Sponsor. The proceeds of the 2023 Note was used for general working capital purposes. The 2023 Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s Business Combination or (ii) the date that the winding up of the Company is effective. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2023 Note may be accelerated. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2023 Note may be converted into warrants of the Company, at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share of the Company. The warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Company’s IPO. As of September 30, 2024 and December 31, 2023, $230,000 is outstanding under this 2023 Note.

●	On January 30, 2023, the Company issued an unsecured promissory note, in the amount of $3,000,000 to the Sponsor. The Sponsor funded the initial principal amount of $450,000 on January 30, 2023. The Extension Note does not bear interest and matures upon closing of the Company’s Business Combination. In the event that the Company does not consummate a Business Combination, the Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Extension Note was deposited in the Trust Account. At the election of the payee, $1,270,000 of the total principal amount of the Extension Note may be converted, in whole or in part, at the option of the lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the IPO of the Company. As of September 30, 2024 and December 31, 2023, $2,951,000 and $2,901,000 is outstanding under this Extension Note.

●	On January 30, 2024, the Company issued the 2024 Note in the amount of $1,660,000 to the Sponsor. The 2024 Note does not bear interest and matures upon closing of the Business Combination. In the event that the Company does not consummate a Business Combination, the 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of September 30, 2024, $1,125,000 is outstanding under the 2024 Note.

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

Results of Operations

Our entire activity from inception through September 30, 2024 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our Business Combination. We generate non-operating income in the form of interest income and dividends on cash and investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had a net income of approximately $38,000, which included interest earned on investments held in the Trust Account of $310,000, offset by a loss from operations of $245,000 and a loss from the change in fair value of warrant liabilities of $28,000.

For the nine months ended September 30, 2024, we had a net loss of approximately $251,000, which included a loss from operations of $1.3 million, offset by interest earned on investments held in the Trust Account of $1.0 million and a gain from the change in fair value of warrant liabilities of $2,000.

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

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 14, 2024	By:	/s/ Jarett Goldman
	Name:	Jarett Goldman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)