Form 10-K
period 2024-12-31
Constellation Acquisition Corp I
filed 2025-04-02
CIK 1834032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 001-39945

CONSTELLATION ACQUISITION CORP I
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1574835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Park Avenue, 32nd Floor New York, NY	10166
(Address of principal executive offices)	(Zip Code)

(646) 585-8975
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on Which Registered
Class A ordinary shares, $0.0001 par value	CSTAF	OTC Pink Market
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.5	CSTWF	OTCQB® Venture Market
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	CSTUF	OTCQB® Venture Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2024 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date was $26,991,597.6 based upon the closing price reported for such date on the OTCQX Marketplace (includes the OTCQX® Best Market and OTCQB® Venture Market) (the “OTC”).

As of April 1, 2025, 7,664,302 Class A ordinary shares, par value $0.0001 per share, and 150,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

Documents Incorporated by Reference

None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K for the year ended December 31, 2024 (this “Annual Report”), or the context otherwise requires, references to:

●	“we,” “us,” “our,” “Company,” “company,” “our company,” “CSTA” or “Constellation” means Constellation Acquisition Corp I, a Cayman Islands exempted company;

●	“amended and restated memorandum and articles of association” means our Amended and Restated Memorandum and Articles of Association, as amended on January 27, 2023 and January 29, 2024 in connection with the extraordinary general meeting of shareholders to extend the date by which the Company has to consummate an initial merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”);

●	“2023 Articles Extension Date” means April 29, 2023, as a result of the extension general meeting held on January 27, 2023;

●	“2024 Articles Extension Date” means February 29, 2024, as a result of the extension general meeting held on January 29, 2024;

●	“2025 Articles Extension Date” means February 28, 2025, as a result of the extension general meeting held on January 27, 2025;

●	“Class A ordinary shares” or “Public Shares” means our Class A ordinary shares, par value $0.0001 per share;

●	“Class B ordinary shares” means our Class B ordinary shares, par value $0.0001 per share;

●	“Companies Act” means the Companies Act (As Revised) of the Cayman Islands, as the same may be amended from time to time;

●	“directors” means our current directors;

●	“founder shares” or “Founder Shares” means our Class B ordinary shares initially purchased by one of our officers in a private placement prior to our initial public offering and subsequently assigned to our Old Sponsor, and subsequently transferred to the Sponsor in the sponsor handover, for the same purchase price that was initially paid by one of our officers and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our Business Combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

●	“initial shareholders” means our initial shareholders, including directors that hold shares directly, and other holders of our founders shares prior to our initial public offering;

●	“IPO” or “Initial Public Offering” means the initial public offering of the securities of Constellation Acquisition Corp I on January 29, 2021;

●	“letter agreement” means the letter agreement, dated as of January 26, 2021, by and among the Company and its initial shareholders, directors and officers (as further amended by and among, the Company, its directors and officers, the Sponsor and other parties thereto, on January 30, 2023);

●	“management” or our “management team” means our officers and directors;

●	“Old Sponsor” is to Constellation Sponsor GmbH & Co. KG a German Limited Partnership, prior to the sponsor handover;

●	“ordinary shares” means our Class A ordinary shares and our Class B ordinary shares;

●	“original termination date” means January 29, 2023;

●	“OTC” means the OTCQX Marketplace, and includes the OTCQX® Best Market and OTCQB® Venture Market;

●	“private placement warrants” means the warrants issued to our Sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” means our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public shareholders” means the holders of our public shares, including our Sponsor and management team to the extent our Sponsor and/or members of our management team purchase public shares, provided that our Sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

●	“sponsor” or “Sponsor” means Constellation Sponsor LP, a Delaware limited partnership, after the sponsor handover, the managers of which are Chandra R. Patel, Richard C. Davis and Jarett Goldman;

●	“Termination Date” means the date by which we are required to consummate a Business Combination pursuant to our amended and restated memorandum and articles of association;

●	“units” means the Company’s units, each consisting of one Class A ordinary share and one-third of one redeemable warrant;

●	“warrants” means our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market) and the private placement warrants, each exercisable for one Class A ordinary share at an exercise price of $11.50; and

●	“$,” “US$” and “U.S. dollar” means the United States dollar.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

Some of the statements contained in this Annual Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “projection,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our Business Combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our Business Combination;

●	our potential ability to obtain additional financing to complete our Business Combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential Business Combination opportunities;

●	our public securities’ liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account that was established in connection with our IPO (the “Trust Account”) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	our ability to continue as a going concern;

●	our financial performance; or

●	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in “Item 1A-Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. There may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

In connection with that vote to approve the 2024 Extension Amendment Proposal and the 2024 Redemption Limitation Amendment Proposal, the holders of 2,126,159 Class A ordinary shares properly exercised their right to redeem their shares for an aggregate price of approximately $11.13 per share, for an aggregate redemption amount of $23,671,533. After the satisfaction of such redemptions, the balance in our Trust Account was $26,415,545.

On January 30, 2024, the Sponsor converted an aggregate of 7,600,000 Class B ordinary shares into Public Shares on a one-for-one basis. The Sponsor waived any right to receive funds from the Company’s Trust Account with respect to the Public Shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Class B ordinary shares under the terms of the letter agreement. As of the date of this Annual Report, there are 7,664,302 Class A ordinary shares outstanding.

On January 27, 2025, the Company held an extraordinary general meeting of shareholders (the “2025 Shareholder Meeting”) (A) to amend, by way of special resolution, the Company’s amended and restated memorandum and articles of association (the “2025 Articles Amendment”) to extend the date by which the Company has to consummate a business combination from January 29, 2025 (the “2025 Termination Date”) to February 28, 2025 and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to eleven times by an additional one month each time after the 2025 Articles Extension Date, by resolution of the Company’s board of directors, if requested by Constellation Sponsor LP, a Delaware limited partnership (the “Sponsor”), and upon five days’ advance notice prior to the applicable Termination Date, until January 29, 2026, or a total of up to twelve months after the Original Termination Date, unless the closing of a business combination shall have occurred prior thereto (the “2025 Extension Amendment Proposal”); (B) to amend, by way of special resolution, the Company’s Memorandum and Articles of Association to permit for the issuance of Class A ordinary shares to holders of the Company’s Class B ordinary shares, upon the exercise of the right of a holder of the Class B ordinary shares to convert such holder’s Class B ordinary shares into Class A ordinary shares on a one-for-one basis at any time and from time to time prior to the closing of an initial business combination at the election of the holder (the “Founder Share Amendment,” and such proposal the “Founder Share Amendment Proposal”).The shareholders of the Company approved the 2025 Extension Amendment Proposal and the Founder Share Amendment Proposal at the 2025 Shareholder Meeting and on January 28, 2025, the Company filed the 2025 Articles Amendment with the Registrar of Companies of the Cayman Islands.

In connection with the vote to approve the 2025 Extension Amendment Proposal and the Founder Share Amendment Proposal, the holders of 2,303,382 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.91 per share, for an aggregate redemption amount of approximately $27,428,399. After the satisfaction of such redemptions and receipt of the initial deposit of $5,000 to the Trust Account, the balance in the Trust Account was approximately $778,970.65 and there are 7,664,302 Class A ordinary shares outstanding, of which 64,302 Class A ordinary shares are held by the Company’s public shareholders.

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

While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, our board may be unable to do so if our board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets test, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the U.S. Securities and Exchange Commission (the “SEC”) in connection with a proposed transaction will include such opinion.

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

On January 27, 2023, we held the 2023 Shareholder Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a Business Combination. In connection with that vote, the holders of 26,506,157 Class A ordinary shares properly exercised their right to redeem their shares for an aggregate price of approximately $10.167 per share, for an aggregate redemption amount of approximately $269,485,746. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $46,138,503. On January 29, 2024, we held the 2024 Shareholder Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a Business Combination. In connection with that vote, the holders of 2,126,159 Class A ordinary shares properly exercised their right to redeem their shares for an aggregate price of approximately $11.13 per share, for an aggregate redemption amount of approximately $23,671,533. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $26,415,545. On January 27, 2025, we held the 2025 Shareholder Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a Business Combination. In connection with that vote, the holders of 2,303,382 Class A ordinary shares properly exercised their right to redeem their shares for an aggregate price of approximately $11.91 per share, for an aggregate redemption amount of approximately $27,428,399. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $778,970.65. On January 30, 2024, the Sponsor converted an aggregate of 7,600,000 Class B ordinary shares into Public Shares on a one-for-one basis. The Sponsor waived any right to receive funds from the Company’s Trust Account with respect to the Public Shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Class B ordinary shares under the terms of the letter agreement. As of the date of this Annual Report, there are 7,664,302 Class A ordinary shares outstanding.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including any future special purpose acquisition companies we expect they may be involved in and entities that are affiliates of our Sponsor, pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. All of our executive officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. In addition, we may pursue an acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our Business Combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Business Combination. See “Item 1. Business-Conflicts of Interest.”

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

Limitations on Redemptions

OTCQX® Best Market and OTCQB® Venture Market rules require that the Company cannot select any of its securities traded on OTCQX® Best Market or OTCQB® Venture Market for redemption other than by lot or pro rata and the Company cannot set a redemption date earlier than fifteen days after the date a corporate action is taken to authorize such redemption.

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

As of December 31, 2024, the Company had $5,303 in its operating bank account, and a working capital deficit of $5,573,504.

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

We may not hold a shareholder vote to approve our Business Combination unless the Business Combination would require shareholder approval under applicable Cayman Islands law or stock exchange listing requirements or if we decide to hold a shareholder vote for business or other reasons. Except as required by applicable law or stock exchange rules, the decision as to whether we will seek shareholder approval of a proposed Business Combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our Business Combination even if holders of a majority of the outstanding ordinary shares do not approve of the Business Combination we consummate. Please see the section entitled “Business-Shareholders May Not Have the Ability to Approve Our Business Combination” for additional information.

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

Our Sponsor owned, on an as-converted basis, 20% of our issued and outstanding ordinary shares immediately following the completion of our initial public offering. On January 27, 2025, we held the 2025 Shareholder Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a Business Combination. In connection with that vote, the holders of 2,303,382 Class A ordinary shares of the Company properly exercised their right to redeem their shares. Accordingly, our initial shareholders currently own, on an as-converted basis, approximately 99.16% of our outstanding ordinary shares. Our Sponsor and members of our team also may from time-to-time purchase Class A ordinary shares prior to the completion of our Business Combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval, we will complete our Business Combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company.

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

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical tensions, including the conflicts between Russia-Ukraine, Israel-Hamas, rising tensions between China and Taiwan,and subsequent sanctions against individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

U.S. and global markets have experienced, and may continue to experience, volatility and disruption resulting from geopolitical tensions, including the conflicts between Russia-Ukraine, Israel-Hamas, and rising China-Taiwan tensions. In response to the invasion of Ukraine by Russia, the United States, the United Kingdom, the European Union and other countries announced, and may continue to announce, various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. Increasing geopolitical tensions have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine, the conflict between Israel and Hamas and growing tensions between China and Taiwan are highly unpredictable, the conflicts could lead to market disruptions, including significant volatility in energy and other commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

Economic recessions or downturns could impair our ability to attract a target company and complete our initial business combination.

The current macroeconomic environment is characterized by labor shortages, strikes, work stoppages, labor disputes, supply chain disruptions and accidents, changing interest rates, persistent inflation, foreign currency exchange volatility, volatility in global capital markets and concerns over actual and potential tariffs and sanctions, inflation and persistent recession risk. The risks associated with our ability to attached a target company for completing an initial Business Combination is more severe during periods of economic slowdown or recession.

Changes to United States tariff and import/export regulations may have a negative effect on potential target companies and, in turn, harm us.

The United States has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict potential target companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact our possibility of closing an initial Business Combination.

We may not be able to consummate a Business Combination by the Termination Date, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate a Business Combination by the Termination Date after the closing of the IPO. Our ability to complete our Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the long-term effects of the COVID-19 pandemic, new variants or any future pandemics or epidemics could limit our ability to complete our Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the long-term effects of the COVID-19 pandemic, new variants or any future pandemic or epidemic may negatively impact businesses we may seek to acquire. Further, financial markets may be adversely affected by current or anticipated military conflicts (including the military conflicts between Russia and Ukraine, Israel and Hamas, and rising tensions between China and Taiwan, see “-Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical tensions, including the conflicts between Russia-Ukraine, Israel-Hamas, rising tensions between China and Taiwan,and subsequent sanctions against individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.”), terrorism, sanctions or other geopolitical events.

If we have not consummated a Business Combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less taxes payable), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and other requirements of other applicable law. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless. See “Item 1A. Risk Factors-If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

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

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our Business Combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our Business Combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See “Item 1. Business-Shareholders May Not Have the Ability to Approve Our Business Combination-Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights.”

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

As of December 31, 2024, we had approximately $28,120,285 available in the Trust Account to consummate a Business Combination.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our Business Combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not consummated our Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “-If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

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

Neither our Sponsor, members of our team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances may be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Business Combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our Business Combination, we do not expect to seek loans from parties other than our Sponsor, members of our team or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we do not complete our Business Combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “-If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of December 31, 2024, there were 190,032,316 and 19,850,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our Business Combination as described herein and in our amended and restated memorandum and articles of association. Immediately after the IPO, there were no preference shares issued and outstanding.

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

The founder shares will automatically convert into Class A ordinary shares on the first business day following the consummation of our Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, approximately 99.16% of the sum of (i) the total number of ordinary shares issued and outstanding following the 2023 Shareholder Meeting, 2024 Shareholder Meeting and 2025 Shareholder Meeting, plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the company in connection with or in relation to the consummation of the Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the Business Combination and any private placement warrants issued to our Sponsor, members of our team or any of their affiliates upon conversion of working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

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

As a result, included on our condensed balance sheets as of December 31, 2024 and 2023 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

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

Risks Relating to Regulatory Compliance Requirements

If we are deemed to be an investment company under the Investment Company Act, we may be required to instituteburdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Business Combination.

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

In the adopting release for the SPAC Rules (as defined below), the SEC provided guidance that a SPAC’s potential status as an “investment company” depends on a variety of factors, such as a SPAC’s duration, asset composition, business purpose and activities and “is a question of facts and circumstances” requiring individualized analysis. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. Additionally, if we were deemed to be an investment company, and we are unable to modify our activities so that we would not be deemed an investment company, we would either register as an investment company or abandon our efforts to complete an initial business combination and instead liquidate the Trust Account. As a result, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, would be unable to realize the potential benefits of an initial business combination, including the possible appreciation of the combined company’s securities and our warrants may expire worthless.

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

On July 1, 2024, new rules for SPACs (the “SPAC Rules”), issued by the SEC became effective. The SPAC Rules, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, including requiring disclosure of all material bases of the projections and all material assumptions underlying the projections; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act. The SPAC Rules may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

The SEC also recently settled an enforcement action against two SPACs and their sponsor for misleading claims in advance of a proposed business combination with the sponsor agreeing to pay a $6.75 million civil penalty to settle such claims. In addition, litigation challenging completed and pending acquisitions by SPACs has increased, and in such litigation, it is possible that sponsors and/or their director designees may be held liable either for breaches of fiduciary duties owed to the SPAC’s public stockholders or for certain actions or omissions by the SPAC, including the failure by the SPAC to comply with applicable securities laws. Litigation has also arisen asserting that SPACs are violating federal securities laws by operating as unregistered investment companies. Any liabilities arising from these developments could adversely impact our business as well as harm our professional reputation.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2024. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our Business Combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Management-Officers, Directors and Director Nominees.”

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

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 1. Business-Conflicts of Interest,” “Item 10. Directors, Executive Officers and Corporate Governance-Conflicts of Interest,” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers, directors or initial shareholders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance-Conflicts of Interest.” Our Sponsor and our officers and directors may Sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking a Business Combination. Such entities may compete with us for Business Combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our Business Combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a Business Combination with any such entity or entities.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-Business Combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provides that any of its provisions related to pre-Business Combination activity (including the requirement to deposit proceeds of the IPO and the sale of the private placement warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our Business Combination may only be amended by a special resolution passed by holders representing at least two-thirds of our issued and outstanding Class B ordinary shares. Our initial shareholders, and their permitted transferees, if any, who collectively beneficially own, on an as-converted basis, approximately 99.16% of our Class A ordinary shares following the 2025 Shareholder Meeting, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete a Business Combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

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

Following the 2025 Shareholder Meeting, our initial shareholders own, on an as-converted basis, 99.16% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchases any units in the IPO or if our initial shareholders purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our Sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our Business Combination. Accordingly, our Sponsor will continue to exert control at least until the completion of our Business Combination. In addition, we have agreed not to enter into a definitive agreement regarding a Business Combination without the prior consent of our Sponsor.

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

Therefore, the Company does not consider that it faces significant cybersecurity risk and has not adopted any cybersecurity risk management program or formal processes for assessing, identifying, and managing material risks from cybersecurity threats. Our board is ultimately responsible for overseeing the Company’s risk management activities in general and, as deemed necessary by our management team, will be informed of any cybersecurity threats or risks that may arise. In fiscal year 2024, the Company did not identify any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy and results of operations.

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

The founder shares will automatically convert into Class A ordinary shares on the first business day following the completion of our Business Combination on a one-for-one basis, subject to certain adjustments. In the case that additional Class A ordinary shares, or equity-linked securities convertible or exercisable for Class A ordinary shares, are issued or deemed issued in excess of the amounts issued in our initial public offering and related to the closing of our Business Combination, the ratio at which founder shares will convert into Class A ordinary shares will be adjusted (subject to waiver by holders of a majority of the Class B ordinary shares then in issue) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 99.16% of the sum of our ordinary shares issued and outstanding following the 2023 Shareholder Meeting, 2024 Shareholder Meeting and 2025 Shareholder Meeting plus the number of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with our Business Combination (net of redemptions), excluding the representative shares and any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in our Business Combination and any private placement warrants issued to our Sponsor, an affiliate of our Sponsor or any of our officers or directors.

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

On January 30, 2024, the Sponsor converted an aggregate of 7,600,000 Class B ordinary shares into Public Shares on a one-for-one basis. The Sponsor waived any right to receive funds from the Company’s Trust Account with respect to the Public Shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Class B Ordinary Shares under the terms of the letter agreement. As of the date of this Annual Report, there are 7,664,302 Class A ordinary shares outstanding.

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

On January 29, 2024, we held the 2024 Shareholder Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a Business Combination. In connection with that vote, the holders of 2,126,159 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $11.13 per share, for an aggregate redemption amount of $23,671,533. After the satisfaction of such redemptions, the balance in our Trust Account was $26,415,545.

On January 27, 2025, we held the 2025 Shareholder Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a Business Combination. In connection with that vote, the holders of 2,303,382 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.91 per share, for an aggregate redemption amount of $27,428,399. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $778,970.65.

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

On January 27, 2023, we held an extraordinary general meeting of shareholders to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a Business Combination from January 29, 2023 to April 29, 2023 and to allow the Company, without another shareholder vote, to elect to extend the 2023 Termination Date to consummate a Business Combination on a monthly basis for up to nine times by an additional one month each time after the 2023 Articles Extension Date, by resolution of the board if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until January 29, 2024, or a total of up to twelve months after the 2023 Termination Date, unless the closing of the Company’s Business Combination shall have occurred prior to such date. The shareholders of the Company approved the 2023 Extension Amendment Proposal at the 2023 Shareholder Extension Meeting and on January 31, 2023, the Company filed the 2023 Articles Amendment with the Registrar of Companies of the Cayman Islands.

In connection with the vote at the 2023 Shareholder Extension Meeting, the holders of 26,506,157 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.167 per share, for an aggregate redemption amount of approximately $269,485,746. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $46,138,503. On February 13, 2023, a total of $46,600,678.12 (the remaining trust balance), was placed in a U.S.-based trust account at Citibank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee.

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

In connection with that vote to approve the 2024 Extension Amendment Proposal and the 2024 Redemption Limitation Amendment Proposal, the holders of 2,126,159 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.13 per share, for an aggregate redemption amount of approximately $23,671,533. After the satisfaction of such redemptions and receipt of the initial deposit of $55,000 to the Trust account, the balance in our Trust Account was $26,415,545.

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

During 2024, the Board of the Company approved the First 2024 Extension on February 29, 2024, and the extension committee of the Board approved the Second 2024 Extension, Third 2024 Extension, Fourth 2024 Extension, Fifth 2024 Extension, Sixth 2024 Extension, Seventh 2024 Extension, Eighth 2024 Extension, Ninth 2024 Extension, Tenth 2024 Extension and Eleventh 2024 Extension on March 28, 2024, April 29, 2024, May 29, 2024, June 28, 2024, July 23, 2024, August 23, 2024, September 26, 2024, October 29, 2024, November 27, 2024 and December 20, 2024, respectively, resulting in a new Termination Date of January 29, 2025, and the Company drew an aggregate of $660,000 of Extension Funds pursuant to the 2024 Note. The 2024 Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the 2024 Note will be repaid only from amounts remaining outside of the Trust Account, if any.

On January 27, 2025, the Company held the 2025 Shareholder Meeting (A) to amend, by way of special resolution, the Company’s amended and restated memorandum and articles of association to extend the 2025 Termination Date by which the Company has to consummate a business combination from January 29, 2025 to February 28, 2025, or the 2025 Articles Extension Date, and to allow the Company, without another shareholder vote, to elect to extend the 2025 Termination Date to consummate a business combination on a monthly basis for up to eleven times by an additional one month each time after the 2025 Articles Extension Date, by resolution of the Company’s board of directors, if requested by the Sponsor and upon five days’ advance notice prior to the applicable Termination Date, until January 29, 2026, or a total of up to twelve months after the 2025 Termination Date, unless the closing of a business combination shall have occurred prior thereto; (B) to amend, by way of special resolution, the Company’s memorandum and articles of association to permit for the issuance of Class A ordinary shares to holders of the Company’s Class B ordinary shares upon the exercise of the right of a holder of the Class B ordinary shares to convert such holder’s Class B ordinary shares into Class A ordinary shares on a one-for-one basis at any time and from time to time prior to the closing of an initial business combination at the election of the holder; and (C) if required, an adjournment proposal to adjourn, by way of ordinary resolution, the 2025 Shareholder Meeting to a later date or dates, if necessary, (i) to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the 2025 Shareholder Meeting, there are insufficient Class A ordinary shares and Class B ordinary shares in the capital of the Company represented (either in person or by proxy) to approve the 2025 Extension Amendment Proposal and the Founder Share Amendment Proposal, (ii) where the Company would not adhere to the initial or continued trading requirements of OTCQX® Best Market and the OTCQB® Venture Market or (iii) where the board has determined it is otherwise necessary.

In connection with the vote to approve the Extension Amendment Proposal and the Founder Share Amendment Proposal held on January 27, 2025, the holders of 2,303,382 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.91 per share, for an aggregate redemption amount of approximately $27,428,399. After the satisfaction of such redemptions and receipt of the initial deposit of $5,000 to the Trust Account, the balance in the Trust Account was approximately $778,970.65 and there are 7,664,302 Class A Ordinary Shares outstanding, of which 64,302 Class A ordinary shares are held by the Company’s public shareholders.

On February 25, 2025, the Company drew an aggregate of $5,000 (the “Extension Funds”), as approved by unanimous director resolution, dated February 25, 2024, pursuant to the 2024 Note (as defined below), which Extension Funds the Company deposited into the Company’s Trust Account for its public shareholders. This deposit enables the Company to extend the date by which it must complete its initial business combination from February 28, 2025 to March 29, 2025 (the “First 2025 Extension”). The First 2025 Extension is the first of eleven one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial business combination. The note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the note will be repaid only from amounts remaining outside of the Company’s Trust Account, if any.

On March 10, 2025, the Company’s Class A ordinary shares started trading on the OTC Pink Market (“OTC Pink”) and the Company’s units started trading on the OTCQB® Venture Market (“OTCQB”). The main difference between OTCQB and OTC Pink from OTCQX is that securities listed on the OTCQB and OTC Pink undergo additional quality review and have different listing standards than those on the OTCQX, although all are tiers of the OTC Markets. The trading symbols for the Class A ordinary shares and units remained the same.

The transition to OTC Pink and OTCQB from OTCQX of the Company’s Class A ordinary shares and units is not expected to affect the Company’s business operations, its relationships with partners or employees or its current SEC reporting obligations.

On March 27, 2025, the Company drew additional Extension Funds, as approved by unanimous resolution of the extension committee of the Company’s board of directors, dated March 27, 2025, pursuant to the 2024 Note, which Extension Funds the Company deposited into the Company’s Trust Account for its public shareholders. This deposit enables the Company to extend the date by which it must complete its initial business combination from March 29, 2025 to April 29, 2025 (the “Second 2025 Extension”). The Second 2025 Extension is the second of eleven one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial business combination. The note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the note will be repaid only from amounts remaining outside of the Company’s Trust Account, if any.

Liquidity and Going Concern Consideration

As of December 31, 2024, the Company had $5,303 in its operating bank account, and a working capital deficit of $5,573,504, net of the convertible promissory note – related party. Convertible promissory note - related party amounting to $3,181,000 is not expected to be settled out of the current assets.

Our liquidity needs to date have been satisfied through loans from the Sponsor to cover for certain operating expenses. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company working capital loans.

As of December 31, 2024, there was approximately $4,773,208 of borrowings outstanding and $240,000 of related administrative fees owed to the Sponsor under the following promissory notes:

●	During the year ended December 31, 2022, the Company issued a number of unsecured promissory notes (the “2022 Notes”) totaling $258,780 to certain executive officers and affiliates of the Company. The proceeds of the 2022 Notes was used for general working capital purposes. The 2022 Notes bear no interest and is payable in full upon the earlier to occur of (i) the Termination Date or (ii) the consummation of the Company’s Business Combination. Failure to pay the principals within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2022 Notes may be accelerated. As of December 31, 2024 and 2023, $227,208 is outstanding under the 2022 Notes.

●	On January 18, 2023, the Company issued an unsecured promissory note (the “2023 Note”) in the amount of $230,000 to the Sponsor. The proceeds of the 2023 Note was used for general working capital purposes. The 2023 Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s Business Combination or (ii) the date that the winding up of the Company is effective. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2023 Note may be accelerated. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2023 Note may be converted into warrants of the Company, at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share of the Company. The warrants shall be identical to the private placement warrants issued to the Sponsor at the time of the Company’s IPO. As of December 31, 2024 and 2023, $230,000 is outstanding under this 2023 Note.

●	On January 30, 2023, the Company issued an unsecured promissory note, in the amount of $3,000,000 to the Sponsor (the “Extension Note”). The Sponsor funded the initial principal amount of $450,000 on January 30, 2023. The Extension Note does not bear interest and matures upon closing of the Company’s Business Combination. In the event that the Company does not consummate a Business Combination, the Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Extension Note was deposited in the Trust Account. At the election of the payee, $1,270,000 of the total principal amount of the Extension Note may be converted, in whole or in part, at the option of the lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the private placement warrants issued to the Sponsor at the time of the IPO of the Company. As of December 31, 2024 and 2023, $2,951,000 and $2,901,000 is outstanding under this Extension Note.

●	On January 30, 2024, the Company issued an unsecured promissory note (the “2024 Note”) in the amount of $1,660,000 to the Sponsor. The 2024 Note does not bear interest and matures upon closing of the Business Combination. In the event that the Company does not consummate a Business Combination, the 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of December 31, 2024, $1,365,000 is outstanding under the 2024 Note.

We cannot provide any assurance that new financing along the lines detailed above will be available to us on commercially acceptable terms, if at all. Further, we have until the Termination Date to consummate a Business Combination, but we cannot provide assurance that we will be able to consummate a Business Combination by that date. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or January 29, 2026, the date the Company is required to liquidate. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations

Our entire activity from inception through December 31, 2024 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our Business Combination. We generate non-operating income in the form of interest income and dividends on cash and investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2024, we had a net loss of approximately $248,000, which included a loss from operations of approximately $1,600,000, partially offset by interest earned on investments held in the Trust Account of approximately $1,300,000 and a gain from the change in fair value of warrant liabilities of approximately $47,000.

For the year ended December 31, 2023, we had a net loss of approximately $3,600,000, which included interest earned on investments held in the Company’s Trust Account of approximately $3,000,000 and a gain from the change in fair value of warrant liabilities of approximately $200,000, partially offset by a loss from operations of $3,560,000.

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

Underwriting Agreement

We paid an underwriting discount of 2% of the per Unit offering price, or approximately $6,200,000 in the aggregate at the closing of the Initial Public Offering, and agreed to pay the Deferred Underwriting Fees (as defined below) of 3.5% of the gross offering proceeds, or approximately $10,850,000 in the aggregate upon the Company’s completion of an Initial Business Combination (the “Deferred Underwriting Fees”). The Deferred Underwriting Fees will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

Critical Accounting Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, actual results may differ from these estimates under ,different assumptions or conditions.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting” (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

The Company’s management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

On January 27, 2023, we liquidated the U.S. government treasury obligations or money market funds held in the Trust Account. The funds in the Trust Account are maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of our initial Business Combination or our liquidation. Interest on such deposit account is currently approximately 2.5% - 3.0% per anum, but such deposit account carries a variable rate, and we cannot assure you that such rate will not decrease or increase significantly.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Annual Report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2024.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period ended December 31, 2024 covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the year ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Name	Age	Position
Officers
Chandra R. Patel	59	Chief Excutive Officer
Richard C. Davis	59	President
Jarett Goldman	38	Chief Financial Officer
Graeme Shaw	54	Chief Technology Officer
Directors
Chandra R. Patel	59	Chairman and Director
Richard C. Davis	59	Director
Heiko Faass	49	Independent Director
Nicole Schepanek	50	Independent Director
Bob Stafanowski	62	Independent Director

Management

Chandra R. Patel has served as our Chief Executive Officer, Chairman and Director of the board since the sponsor handover and is the founder of Antarctica Capital and has served as the managing partner of Antarctica Capital since 2010. Antarctica Capital is an alternative asset manager headquartered in New York. Mr. Patel is responsible for Antarctica Capital’s strategic direction and core relationships and leads the firm’s key expansion initiatives. He developed the real assets business for Antarctica Capital and its SIGA®, SARO® and SEREY™ investment strategies. Mr. Patel co-founded Antarctica Capital’s private equity business and raised its first real estate fund. Mr. Patel served as the Chief Executive Officer and Chairman of the board of Global Partner Acquisition Corp II (“GPAC”) from January 2023 until July 2024 and served on the board of Stardust Power, Inc. from July 2024 until December 2024. Mr. Patel served as the chairman of the board of directors of Endurance Acquisition Corp. (“Endurance”) from April 2021 until the completion of its Business Combination with SatixFy Communications Ltd. (“SatixFy”) in October 2022. Previously, he invested in a portfolio of companies in technology and healthcare, and he was involved in a number of cross-border transactions and policy initiatives. Mr. Patel also founded and held senior management positions at a variety of technology and information services companies and was an associate at a leading New York law firm. He sits on the boards of American Life & Security Corp., Weddell Holdings, EarthDaily Analytics Corp., EarthDaily Constellation Group Inc., Technical Realty Group USA, eCommunity Holdings and Play Rugby USA. Mr. Patel also sits on the Executive Committee of the North American Advisory Board of the London School of Economics. Mr. Patel graduated from the University of Kansas (Bachelors of Arts), Summa Cum Laude, London School of Economics (Master of Science), and Boston College (Juris Doctor). We believe that Mr. Patel is well qualified to serve on our board due to his extensive experience in private equity transactions and as the founder and managing partner of Antarctica Capital.

Richard C. Davis has served as our President and Director since the sponsor handover and is a highly experienced executive with over 25 years of experience in corporate finance, private equity and the space industry. Mr. Davis has served as the chief executive officer and a member of the board of directors of Endurance from April 2021 until the completion of its Business Combination with SatixFy in October 2022. Since March 2021, he has served as a managing director of ADP. He is also a founder and managing member of ArgoSat Advisors, a premier global advisory firm focused on the space industry that was founded in 2009. Mr. Davis also serves on the boards of SatixFy, EarthDaily Analytics Corp., EarthDaily Constellation Group Inc., AscendArc and Descartes Labs Government, Inc. Prior to ArgoSat, Mr. Davis was president, and later interim-CFO, for ProtoStar, a communications satellite operator which raised over $500 million and launched two DTH satellites over Asia. Earlier in his career, Mr. Davis was a private equity investor Principal at VantagePoint Venture Partners, a private equity and venture capital firm with $4 billion of assets under management. His focus was on media/telecom as well as semiconductors/semiconductor capital equipment. Before that he was a vice president and founding member of the Lehman Brothers Communication Fund which was an $800 million private equity fund focused on communications infrastructure investments. In these roles, Mr. Davis was involved in equity and debt investments, asset acquisitions and dispositions and mergers and other Business Combinations or spin-offs for approximately two dozen companies in various investment lifecycle stages. Mr. Davis started his corporate finance career as an associate at Salomon Brothers. Mr. Davis was formerly an instructor pilot in the United States Air Force. He received his B.S. in Astrophysics (cum laude) from the University of Minnesota, and his MBA from the University of Virginia. We believe that Mr. Davis is well qualified to serve on our board due to his extensive experience in private equity transactions.

Jarett Goldman has served as our Chief Financial Officer since the sponsor handover and is an experienced investment professional with 17+ years of global experience in corporate finance, principal investing, and capital markets. Mr. Goldman served as the Chief Financial Officer of GPAC from January 2023 until July 2024. Mr. Goldman is currently a director at Antarctica Capital and is responsible for transaction execution, asset management and business development within the firm’s digital infrastructure and real assets-focused investment strategies and serves on the boards of Weddell Holdings and EarthDaily Constellation Group Inc. Mr. Goldman possesses experience across capital markets, investment, and business development roles with a recent focus on digital, transportation, and space infrastructure. Prior to his role at Antarctica Capital, Mr. Goldman held a number of positions at Citi in New York and Hong Kong. In his last position he served as a vice president and regional product head for Citi’s Issuer Services business in Asia Pacific, with full P&L responsibility over 18 countries and oversight over strategy, product development, transaction structuring, marketing, operations, technology and financial management. Mr. Goldman holds a Bachelor of Science in Policy Analysis and Management and Mandarin Chinese from Cornell University and a Master of Business Administration from Columbia Business School.

Graeme Shaw has served as our Chief Technology Officer since the sponsor handover and is an innovative, respected technologist and business strategist with over two decades of progressive experience in the aerospace and telecommunications industries. An expert in satellite engineering, telecommunications and business development, Dr. Shaw has extensive global experience in conceiving, designing, selling, buying, financing, managing, monitoring and operating satellite and technology projects. Mr. Shaw served as the Chief Technology Officer of GPAC from January 2023 until July 2024. Mr. Shaw served as the chief technology officer of Endurance from September 2021 until the completion of its Business Combination with SatixFy in October 2022. Since March 2021, he has served as a managing director of ADP. He is also a founder and managing member of ArgoSat Advisors, a premier global advisory firm focused on the space industry that was founded in 2009. As part of his duties with ArgoSat, Dr. Shaw supports clients in leading the design, development, procurement and management of many new satellite projects and financings. He acts as technical advisor to financial sector clients to provide due diligence on multibillion-dollar investments or M&A transactions. Prior to ArgoSat, Dr. Shaw served as senior director of business development for Orbital Sciences Corporation where he led the Asia Pacific sales activities. Dr. Shaw has ScD and SM degrees in Aeronautics/Astronautics from the Massachusetts Institute of Technology and a BEng degree from Imperial College, London.

Board of Directors

Heiko Faass has served as a Director since 2023 and is an experienced entrepreneur, advisor and private investor across Europe, United States and Latin America with over 20 years of vast experience in principal investing, turnaround and special situations, capital markets and corporate management. Mr. Faass serves as CEO of a family office and is a Senior Advisor at Octinity Corporate Advisory solving challenging and complex, high value situations around the globe. Mr. Faass has served as CEO of a corporate advisory firm as well as a media company and from 2008 to 2012 as Chief Executive Officer of a joint venture to develop a $400 million dollar health luxury resort overseeing all aspects from business planning, capital raising and development planning for a hotel complex, several hundred apartments and villas. Prior to that, from 2001-2005, Mr. Faass served as the co-founder and manager of a M&A Boutique Firm in Frankfurt, Germany, where he was responsible for deal generation and overseeing all operations. Mr. Faass has held management and partner positions across a series of industries, sizes and in Germany and the United States. Mr. Faass has been involved in the origination, review, structuring and execution of transactions from startups to restructuring cases to large real estate and real estate developments with a special focus on technology, manufacturing, commercial real estate and real estate development. In 2024, the German President Frank Walter Steinmeier, together with German Foreign Minister Annalena Baerbock, appointed him Honorary Consul of the Federal Republic of Germany. We believe that Mr. Faass is well qualified to serve on our board due to his extensive experience as founder and executive of a series of companies and his experience in private equity and real estate transactions.

Nicole Schepanek has served as a Director since 2023 and has a long history in management positions and in supervisory roles for companies. Since 2021, Ms. Schepanek has been the managing partner and co-founder of Aureus Capital, an active private equity investor with a focus on B2B financial services companies with a tech angle and a corporate finance advisor for fast-growing companies, especially in the financial services sector, housed in the Berlin, Germany office in Schönefeld. Since 2024, Nicole has served as the head of risk & data services and managing director of Swiss Re, one of the world’s leading providers of reinsurance. From 2018 to 2021, Ms. Schepanek was managing director and partner in the New York City, USA office of the Boston Consulting Group. In this role, Ms. Schepanek focused on strategic finance, risk, and capital management, as well as strategy, (digital) innovation, and strategic M&A topics of Tier I insurance and banking groups. Prior to this, Ms. Schepanek established Aureus Advisory in 2010, a consulting boutique that provided both traditional consulting and digital advisory support, which she ran until 2018. The Tier I insurance and banking groups that Aureus Advisory supported spanned clients located in France, Germany, Italy, Switzerland, United Kingdom, and the United States. From 2008 to 2010, Ms. Schepanek was the Head of Financial Institutions and Compliance for SPQR Capital, a Private Equity Investor in London, the United Kingdom. Similarly, she was the Vice President of EMEA Financial Institutions Groups, Bank of America in London, the United Kingdom from 2007 to 2008. Prior to that, Ms. Schepanek was as Principal part of the Risk Management & Insurance team at Oliver Wyman, working in both the Global Insurance Leadership and Global Risk Management teams, from 2005 to 2007 and as part of the Financial Services group from 1998 to 2003. Between Ms. Schepanek’s time at Oliver Wyman, Ms. Schepanek spent a year with McKinsey & Company in its Risk Management and Insurance group. Ms. Schepanek is currently a member of AlphaQs Supervisory Board, is the Chair of the Development Board at Autistica - a leading UK-based autism medical research charity -, and the audit committee chair for Swiss Insurtech Hub. Ms. Schepanek received her Corporate Governance Certificate in 2022 from INSEAD Int. Directors Program. Prior to that, Ms. Schepanek studied for and received her Masters in Mathematics with minors in economics and statistics in 1998. We believe that Ms. Schepanek is well qualified to serve on our board due to her extensive experience as a managing director, work with global Tier I insurance and banking groups, and knowhow of private equity transactions.

Bob Stefanowski has served as a Director since 2023 and has over 30 years of experience in finance, business turnarounds, strategy, board governance and regulatory compliance. Mr. Stefanowski is a former Certified Public Accountant, Certified Financial Analyst and Certified Fraud Examiner. Mr. Stefanowski’s senior roles included Chief Financial Officer of the Investment Banking Division of UBS and an Officer of the General Electric Company. Mr. Stefanowski was previously the President and Chief Executive Officer of DFC Global, a Consumer Lender owned by Lone Star Private Equity. Prior to that, he was the Chief Financial Officer of UBS’s Investment Bank headquartered in London, UK. Mr. Stefanowski previously ran the US Operations of 3i Private Equity, a UK FTSE company. Mr. Stefanowski came to 3i from General Electric where he served as CEO of GE Corporate Finance Europe. Mr. Stefanowski was appointed a Company Officer by the GE Board of Directors in April 2006, becoming one of the top leaders in a company with 300,000 employees. He was Chairman of the Board of Directors of GE Heller Bank AG (Mainz, Germany), GE Corporate Finance Bank (London, UK) GE Business Finance (Milan, Italy), GE Artesia Bank NV (Amsterdam, Netherlands) and a Board Member of GE Facto France (Paris, France) and BPH Bank (Warsaw, Poland). Mr. Stefanowski also held various M&A, Finance and Sales roles in his 14-year career with GE. Previously, he was a senior accountant with Price Waterhouse Coopers in Hartford, CT, a Litigation Consultant in Los Angeles, California and Managing Director of M&A for Brink’s Incorporated. Mr. Stefanowski earned a BS in Accounting from Fairfield University and an MBA from Cornell University. Mr. Stefanowski has authored two books “Making M&A Deals Happen” published in February 2007 and “Material Adverse Change” published in September 2017. We believe that Mr. Stefanowski is well qualified to serve on our board due to his extensive experience in board governance, finance, and successful management of business shifts.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the years ending December 31, 2024 and 2023, there were no delinquent filers.

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

Insider Trading Policy

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules, and regulations. As part of this commitment, we adopted our Insider Trading Policy on January 8, 2021, governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees, and all other individuals. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and OTCQX® Best Market and OTCQB® Venture Market listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

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

Individual	Entity	Entity’s Business	Affiliation
Officers
Chandra R. Patel	Antarctica Capital	Alternative Asset Manager	Founder and Managing Partner
	EarthDaily Analytics Corp.	Earth Observation and Data Analytics Company	Director
	EarthDaily Constellation Group Inc.	Earth Observation and Data Analytics Company	Director
	American Life & Security Corp.	Insurance Company	Chairman
	Weddell Holdings	Reinsurance Company	Director
	Technical Realty Group USA	Data Center Owner and Operator	Director
	eCommunity Holdings	Fiber Asset Owner and Operator	Director
	Play Rugby USA	Non-profit youth development organization	Director
	London School of Economics	University	Board Member of Executive Committee
Richard C. Davis	Antarctica Capital	Alternative Asset Manager	Managing Director
	ArgoSat Advisors	Global Advisory Firm	Founder and Managing Member
	EarthDaily Analytics Corp.	Earth Observation and Data Analytics Company	Director
	EarthDaily Constellation Group Inc.	Earth Observation and Data Analytics Company	Director
	SatixFy Communications Ltd	Satellite Communications Systems Company	Board Member
	AscendArc	Satellite Communications Company	Board Member
	Descartes Labs Government, Inc.	Geospatial Analytics Company	Director
Jarett Goldman	Antarctica Capital	Alternative Asset Manager	Director
	EarthDaily Constellation Group Inc.	Geospatial Analytics Company	Director
	Weddell Holdings	Reinsurance Company	Director
Graeme Shaw	ArgoSat Advisors	Global Advisory Firm	Founder and Managing Member
Directors (Including Director Nominees)
Heiko Faass	–	–	–
Nicole Schepanek	Aureus Capital	Private Equity Investor	Managing Partner
	Swiss Re	Insurance	Managing Director & Head of Risk & Data Services
	CN 4 Portfolio AG	Insurance	Deputy Chair
Bob Stefanowski	Lolo Consulting	Financial Consulting	Founder

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers, directors and external advisors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our Old Sponsor subscribed for founder shares prior to the date of the IPO and affiliates of our Old Sponsor purchased private placement warrants in a transaction that closed simultaneously with the closing of the IPO. Pursuant to the 2023 Shareholder Meeting, such founder shares and private placement warrants have been subsequently transferred to our Sponsor. Our Sponsor and our team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares purchased during or after the IPO in connection with (i) the completion of our Business Combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Business Combination or to redeem 100% of our public shares if we do not complete our Business Combination by the Termination Date, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-Business Combination activity. Additionally, our Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to its founder shares if we fail to complete our Business Combination within the required time period. If we do not complete our Business Combination within the required time period, the private placement warrants and the underlying securities will expire worthless. Except as described herein, our Sponsor and our team have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our Business Combination and (B) subsequent to our Business Combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our Business Combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, private placement warrants and the Class A ordinary shares underlying such warrants, will not be transferable until 30 days following the completion of our Business Combination. Because each of our executive officers and director nominees will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Business Combination.

●	Our officers, directors and external advisors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers, directors and advisors was included by a target business as a condition to any agreement with respect to our Business Combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares available to us at April 1, 2025, with respect to our ordinary shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares; and

●	each of our executive officers, directors and director nominees; and all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. In the table below, percentage ownership is based on 7,814,302 ordinary shares, consisting of (i) 7,664,302 Class A ordinary shares and (ii) 150,000 Class B ordinary shares, issued and outstanding as of April 1, 2025. As a result, the below table accounts for redemption of shares that occurred in connection with the 2025 Shareholder Meeting held on January 27, 2025. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this report.

	Class A ordinary shares		Class B ordinary shares		Ordinary shares
	Number of Shares Beneficially	Approximate Percentage	Number of Shares Beneficially	Approximate Percentage	Approximate Percentage of Voting
Name of Beneficial Owners	Owned	of Class	Owned	of Class	Control
Five Percent Holders
Constellation Sponsor LP (our Sponsor)(1)(2)(3)	7,600,000	99.16%	150,000	100%	99.18%
Directors and Executive Officers of Constellation
Chandra R. Patel(2)	—	—	—	—	—
Jarett Goldman(2)	—	—	—	—	—
Richard C. Davis(2)	—	—	—	—	—
Graeme Shaw(2)	—	—	—	—	—
Nicole Schepanek(2)(3)(4)	—	—	38,750	25.8%	*
Heiko Faass(2)(3)(5)	—	—	38,750	25.8%	*
Bob Stefanowski(2)(3)(6)	—	—	38,750	25.8%	*
All officers and directors as a group (7 individuals)	—	—	116,250	77.5%	1.1%

*	Less than one percent.

1)	In connection with the closing of the transactions contemplated by the Investment Agreement, on January 26, 2023, the Old Sponsor underwent a reorganization pursuant to which the limited partners of the Old Sponsor transferred all of their limited partnership interests to the Sponsor, a newly formed Delaware limited partnership. On January 26, 2023, the Old Sponsor was liquidated pursuant to applicable law by the retirement of the general partner of the Old Sponsor (the second to last partner of the Old Sponsor) and all securities held by the Old Sponsor were distributed by operation of law to its sole remaining limited partner, the Sponsor, following which, on January 30, 2023, control of the Old Sponsor was transferred to affiliates of Antarctica Capital Partners, LLC, including Antarctica Endurance Manager, LLC. Antarctica Endurance Manager, LLC, is the general partner of the Sponsor. There are three managers of Antarctica Endurance Manager, LLC. Each manager has one vote, and the approval of a majority is required to approve an action of Antarctica Endurance Manager, LLC. Under the so-called “rule of three”, if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regards to Antarctica Endurance Manager, LLC. Based upon the foregoing analysis, no individual manager of Antarctica Endurance Manager, LLC exercises voting or dispositive control over any of the securities held by the Sponsor, even those in which he or she directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such securities.

(2)	The business address of each of the following entities and individuals is 200 Park Avenue, 32nd Floor, New York, New York 10166.

(3)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our Business Combination.

(4)	Includes 38,750 shares of Class B ordinary shares beneficially owned directly by Ms. Schepanek.

(5)	Includes 38,750 shares of Class B ordinary shares beneficially owned directly by Mr. Faass.

(6)	Includes 38,750 shares of Class B ordinary shares beneficially owned directly by Mr. Stefanowski.

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

Equity Compensation Plans

As of December 31, 2024, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

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

As more fully discussed in the section of this Annual Report entitled “Item 10. Directors, Executive Officers and Corporate Governance-Conflicts of Interest,” if any of our officers or directors becomes aware of a Business Combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

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

During the year ended December 31, 2022, we issued a number of unsecured promissory notes (the “2022 Notes”) totaling $258,780 to certain executive officers and affiliates of the Company. The proceeds of the 2022 Notes was used for general working capital purposes. The 2022 Notes bear no interest and is payable in full upon the earlier to occur of (i) the Termination Date or (ii) the consummation of the Company’s Business Combination. Failure to pay the principals within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2022 Notes may be accelerated. As of December 31, 2024 and 2023, $227,208 were outstanding under the 2022 Notes.

On January 30, 2024, we issued an unsecured promissory note in the amount of up to $1,660,000 to our Sponsor (the “2024 Note”). The 2024 Note was issued in connection with advances the Sponsor may make to the Company for contributions to the Company’s Trust Account in connection with the Extension and other expenses reasonably related to its business and the consummation of the Business Combination. The 2024 Note bears no interest and is due and payable upon the Business Combination. As of December 31, 2024, $1,365,000 was outstanding under the 2024 Note.

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

Audit Fees. During the year ended December 31, 2024 and 2023, fees for our independent registered public accounting firm were approximately $98,000 and $90,000, respectively, for the quarterly filings and the audit of our December 31, 2024 and 2023 financial statements included in this Annual Report.

Audit-Related Fees. During the year ended December 31, 2024 and 2023, fees for our independent registered public accounting firm were approximately $0 and $0, respectively, for render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the year ended December 31, 2024 and 2023, fees for our independent registered public accounting firm were approximately $0 and $4,000, respectively, for services rendered to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2024 and 2023, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association.(1)
3.2	Amendment to Amended and Restated Memorandum and Articles of Association.(2)
3.3	Amendment to Amended and Restated Memorandum and Articles of Association.(3)
3.4	Amendment to Amended and Restated Memorandum and Articles of Association.(4)
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, As Amended*.
4.2	Warrant Agreement, dated January 26, 2021 between the Company and Continental Stock Transfer & Trust Company, as warrant agent.(1)
10.1	Investment Management Trust Agreement, dated January 26, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee.(1)
10.2	Investment Agreement, dated January 26, 2023, by and among Constellation Acquisition Corp I, Constellation Sponsor GmbH & Co. KG, and Endurance Constellation, LLC.(2)†
10.3	Letter Agreement Amendment, dated January 30, 2023, among the Company and its officers and directors and Constellation Sponsor GmbH & Co. KG.(2)
10.4	Registration Rights Agreement, dated January 26, 2021, between the Company and certain security holders.(1)
10.5	Administrative Services Agreement, dated January 26, 2021, between the Company and Constellation Sponsor GmbH & Co. KG.(1)
10.6	Private Placement Warrants Purchase Agreement, dated January 26, 2021, between the Company and Constellation Sponsor GmbH & Co. KG.(1)

Exhibit No.	Description
10.7	Promissory Note issued to Klaus Kleinfeld, dated as of February 23, 2021.(5)
10.8	Amended and Restated Promissory Note dated as of May 3, 2021.(6)
10.9	Promissory Note issued by Constellation Acquisition Corp I to an affiliate of the Sponsor, dated April 26, 2022.(7)
10.10	Promissory Note issued by Constellation Acquisition Corp I to an affiliate of the Sponsor, dated May 17, 2022.(8)
10.11	Promissory Note issued by Constellation Acquisition Corp I to affiliates of the Sponsor, dated May 25, 2022.(9)
10.12	Promissory Note issued by Constellation Acquisition Corp I to affiliates of the Sponsor, dated June 23, 2022.(10)
10.13	Promissory Note issued by Constellation Acquisition Corp I to an affiliate of the Sponsor, dated July 21, 2022.(11)
10.14	Promissory Note issued by Constellation Acquisition Corp I to an affiliate of the Sponsor, dated July 21, 2022.(12)
10.15	Promissory Note issued by Constellation Acquisition Corp I to affiliates of the Sponsor, dated August 23, 2022.(13)
10.16	Promissory Note issued by Constellation Acquisition Corp I to the Sponsor, dated January 18, 2023.(14)
10.17	Promissory Note issued by Constellation Acquisition Corp I to Constellation Sponsor LP, dated as of January 30, 2023.(2)
10.18	Promissory Note issued by Constellation Acquisition Corp I to Constellation Sponsor LP, dated as of January 30, 2024.(3)
10.19	Form of Joinder to Letter Agreement.(15)
19.1	Constellation Acquisition Corp I Insider Trading Policy.*
31.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97.1	Constellation Acquisition Corp I Clawback Policy.(15)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2021.

(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2023.

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2024.

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2025.

(5)	Incorporated by reference to the Company’s Report on Form 8-K filed with the SEC on February 25, 2021.

(6)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2021.

(7)	Incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on May 9, 2022.

(8)	Incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on May 19, 2022.

(9)	Incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on May 31, 2022.

(10)	Incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on June 30, 2022.

(11)	Incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on July 22, 2022.

(12)	Incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on July 22, 2022.

(13)	Incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on August 26, 2022.

(14)	Incorporated by reference to the Company’s Report on Form 8-K filed with the SEC on January 19, 2023.

(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2024.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2025.

CONSTELLATION ACQUISITION CORP I

/s/ Chandra R. Patel
Name:	Chandra R. Patel
Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date

/s/ Chandra R. Patel	Chief Executive Officer, Chairman and Director	April 1, 2025
Chandra R. Patel	(Principal Executive Officer)

/s/ Jarett Goldman	Chief Financial Officer	April 1, 2025
Jarett Goldman	(Principal Financial and Accounting Officer)

/s/ Richard C. Davis	President and Director	April 1, 2025
Richard C. Davis

/s/ Heiko Faass	Director	April 1, 2025
Heiko Faass

/s/ Nicole Schepanek	Director	April 1, 2025
Nicole Schepanek

/s/ Bob Stefanowski	Director	April 1, 2025
Bob Stefanowski

CONSTELLATION ACQUISITION CORP I

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Constellation Acquisition Corp I:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Constellation Acquisition Corp I (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit and needs to complete a Business Combination by the close of business on January 29, 2026, otherwise the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

April 1, 2025

PCAOB Number 100

CONSTELLATION ACQUISITION CORP I
BALANCE SHEETS

	December 31, 2024	December 31, 2023

Assets:
Current Assets:
Cash	$5,303	$3,541
Prepaid expenses	56,263	33,411
Total current assets	61,566	36,952
Cash held in Trust Account	28,123,011	49,857,596
Total Assets	$28,184,577	$49,894,548

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$3,802,862	$3,080,658
Due to related party	240,000	120,000
Promissory notes – related party	1,592,208	227,208
Convertible promissory note - related party	3,181,000	3,131,000
Total current liabilities	8,816,070	6,558,866
Deferred underwriting fee	10,850,000	10,850,000
Warrant liabilities	252,800	300,199
Total Liabilities	19,918,870	17,709,065

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 2,367,684 and 4,493,843 shares at redemption value at approximately $11.88 and $11.09 per share as of and December 31, 2024 and 2023, respectively	28,123,011	49,857,596

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of December 31, 2024 and 2023	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 7,600,000 and no shares issued and outstanding (excluding 2,367,684 and 4,493,843 shares subject to possible redemption) as of December 31, 2024 and 2023, respectively	760	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 150,000 and 7,750,000 shares issued and outstanding as of December 31, 2024 and 2023, respectively	15	775
Additional paid-in capital	—	—
Accumulated deficit	(19,858,079)	(17,672,888)
Total Shareholders’ Deficit	(19,857,304)	(17,672,113)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$28,184,577	$49,894,548

The accompanying notes are an integral part of these financial statements.

CONSTELLATION ACQUISITION CORP I
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024	2023
General and administrative expenses	$1,572,590	$3,560,335
Loss from Operations	(1,572,590)	(3,560,335)

Other income:
Interest earned on cash held in Trust Account	1,276,948	3,026,074
Change in fair value of warrant liability	47,399	173,801
Total other income	1,324,347	3,199,875

Net loss	$(248,243)	$(360,460)

Weighted average shares outstanding, redeemable Class A ordinary shares	2,530,341	6,381,953
Basic and diluted net loss per share, redeemable Class A ordinary shares	$(0.02)	$(0.03)
Weighted average shares outstanding, non-redeemable Class A ordinary shares and Class B ordinary shares	7,750,000	7,750,000
Basic and diluted net loss per share, non-redeemable Class A ordinary shares and Class B ordinary shares	$(0.02)	$(0.03)

The accompanying notes are an integral part of these financial statements.

CONSTELLATION ACQUISITION CORP I
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Non-Redeemable Class A Ordinary Shares		Class B Ordinary shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023 (audited)	—	$—	7,750,000	$775	$—	$(12,486,354)	$(12,485,579)
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	—	(4,826,074)	(4,826,074)
Net loss	—	—	—	—	—	(360,460)	(360,460)
Balance as of December 31, 2023	—	$—	7,750,000	$775	$—	$(17,672,888)	$(17,672,113)
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	—	(1,936,948)	(1,936,948)
Conversion of Class B ordinary shares to Class A ordinary shares	7,600,000	760	(7,600,000)	(760)	—	—	—
Net loss	—	—	—	—	—	(248,243)	(248,243)
Balance as of December 31, 2024	7,600,000	$760	150,000	$15	$—	$(19,858,079)	$(19,857,304)

The accompanying notes are an integral part of these financial statements.

CONSTELLATION ACQUISITION CORP I
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(248,243)	$(360,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in Trust Account	(1,276,948)	(3,026,074)
Change in fair value of warrant liability	(47,399)	(173,801)
Changes in operating assets and liabilities:
Prepaid expenses	(22,852)	43
Accounts payable and accrued expenses	722,204	2,106,662
Due to related party	120,000	120,000
Net cash used in operating activities	(753,238)	(1,333,630)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(660,000)	(1,800,000)
Cash withdrawn from Trust Account in connection with redemption	23,671,533	269,485,746
Net cash provided by investing activities	23,011,533	267,685,746

Cash Flows from Financing Activities:
Payments on promissory note to related party	—	(31,572)
Proceeds from promissory note to related party	1,365,000	—
Proceeds from convertible promissory note to related party	50,000	3,131,000
Redemption of Class A ordinary shares	(23,671,533)	(269,485,746)
Net cash used in financing activities	(22,256,533)	(266,386,318)

Net change in cash	1,762	(34,202)
Cash, beginning of the period	3,541	37,743
Cash, end of the period	$5,303	$3,541

Supplemental disclosure of non-cash activities:
Accretion of Class A ordinary shares subject to redemption	$1,936,948	$4,826,074

The accompanying notes are an integral part of these financial statements.

CONSTELLATION ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

As of December 31, 2024, the Company had not commenced any operations. All activity through December 31, 2024 relates to the Company’s formation and the initial public offering (the “IPO” or “Initial Public Offering”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on January 26, 2021 (the “Effective Date”). On January 29, 2021, the Company consummated the IPO of 31,000,000 units (the “Units”) and, with respect to the Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), included in the Units sold, (the “Public Shares”), including 1,000,000 Units issued pursuant to the partial exercise of the underwriters’ over-allotment option, at $10.00 per Unit, generating gross proceeds of $310,000,000, which is discussed in Note 3. Each Unit consists of one Class A ordinary share, and one-third of one redeemable warrant to purchase one Class A ordinary share at a price of $11.50 per whole share.

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

On February 29, 2024 (“First 2024 Extension”), March 28, 2024 (“Second 2024 Extension”), April 29, 2024 (“Third 2024 Extension”), May 29, 2024 (“Fourth 2024 Extension”), June 28, 2024 (“Fifth 2024 Extension”), July 23, 2024 (“Sixth 2024 Extension”), August 23, 2024 (“Seventh 2024 Extension”), September 26, 2024 (“Eighth 2024 Extension”), October 29, 2024 (“Ninth 2024 Extension”), November 27, 2024 (“Tenth 2024 Extension”) and December 20, 2024 (“Eleventh 2024 Extension”), the Company drew $55,000 (the “Extension Funds”) on each date, as approved by unanimous director resolution, dated February 27, 2024 pursuant to the Extension Note, which Extension Funds the Company deposited into the Trust Account for its public shareholders. The deposit enabled the Company to extend the date by which it must complete its initial Business Combination from February 29, 2024 to January 29, 2025. These extensions are nine one-month extensions permitted under the amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial Business Combination. The 2024 Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the 2024 Note will be repaid only from amounts remaining outside of the Trust Account, if any. As of December 31, 2024, the Company deposited an aggregate total of $660,000 Extension Funds.

On January 27, 2025, the Company held the Shareholder Meeting (A) to amend, by way of special resolution, the Company’s amended and restated memorandum and articles of association to extend the date (the “2025 Termination Date”) by which the Company has to consummate a business combination (the “2025 Articles Extension”) from January 29, 2025 (the “2025 Original Termination Date”) to February 28, 2025 (the “2025 Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the 2025 Termination Date to consummate a business combination on a monthly basis for up to eleven times by an additional one month each time after the 2025 Articles Extension Date, by resolution of the Company’s board of directors, if requested by Constellation Sponsor LP, and upon five days’ advance notice prior to the applicable 2025 Termination Date, until January 29, 2026, or a total of up to twelve months after the 2025 Original Termination Date, unless the closing of a business combination shall have occurred prior thereto (the “2025 Extension Amendment Proposal”); (B) to amend, by way of special resolution, the Company’s amended and restated memorandum and articles of association to permit for the issuance of Class A ordinary shares, par value of US$0.0001 per share to holders of the Company’s Class B ordinary shares, par value of US$0.0001 per share (the “Founder Shares” or “Class B ordinary shares” and together with the Class A ordinary shares, the “Ordinary Shares”), upon the exercise of the right of a holder of the Class B ordinary shares to convert such holder’s Class B ordinary shares into Class A ordinary shares on a one-for-one basis at any time and from time to time prior to the closing of an initial business combination at the election of the holder (the “Founder Share Amendment,” and such proposal the “Founder Share Amendment Proposal”); and (C) if required, an adjournment proposal to adjourn, by way of ordinary resolution, the Shareholder Meeting to a later date or dates, if necessary, (i) to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Shareholder Meeting, there are insufficient Class A ordinary shares and Class B ordinary shares in the capital of Constellation represented (either in person or by proxy) to approve the 2025 Extension Amendment Proposal and the Founder Share Amendment Proposal, (ii) where Constellation would not adhere to the initial or continued trading requirements of OTCQX® Best Market and the OTCQB® Venture Market or (iii) where the Board has determined it is otherwise necessary.

In connection with the vote to approve the 2025 Extension Amendment Proposal and the Founder Share Amendment Proposal held on January 27, 2025, the holders of 2,303,382 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.91 per share, for an aggregate redemption amount of $27,428,399. After the satisfaction of such redemptions and receipt of the initial deposit of $5,000 to the Trust Account, the balance in the Trust Account will be approximately $778,970.65 and there are 7,664,302 Class A ordinary shares outstanding, of which 64,302 Class A ordinary shares are held by the Company’s public shareholders.

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

In 2024 there have been growing tensions between China and Taiwan. As a result of these growing tensions and the potential for it to grow into a conflict, instability in Asia and various other regions of the world may occur and effect the world economy and relationships between trading nations. Various nations, including the United States, may take actions that may further affect the world economy as a result of such tensions. Such effects on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations and cash flows is also not determinable as of the date of these financial statements.

Liquidity and Going Concern Consideration

As of December 31, 2024, the Company had $5,303 in its operating bank account and a working capital deficit of $5,573,504, net of the convertible promissory note – related party. Convertible promissory note - related party amounting to $3,181,000 is not expected to be settled out of the current assets.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Accordingly, actual results could differ from those estimates.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2024 and 2023.

Cash Held in Trust Account

At December 31, 2024 and 2023, the assets held in the Trust Account were held in a bank deposit account. During the year ended December 31, 2024, the Company withdrew $23,671,533 from the Trust Account in connection with the redemption.

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

Class A Ordinary Shares Subject to Possible Redemption

All of the 31,000,000 Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at December 31, 2024 and 2023, 2,367,684 and 4,493,843 Class A ordinary shares subject to possible redemption were presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

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

The Class A ordinary shares subject to possible redemption reflected on the balance sheets as of December 31, 2024 and 2023 are reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2022	$314,517,268
Less:
Redemptions	(269,485,746)
Plus:
Accretion of carrying value to redemption value	4,826,074
Class A ordinary shares subject to possible redemption as of December 31, 2023	$49,857,596
Plus:
Accretion of carrying value to redemption value	1,936,948
Less:
Redemptions	(23,671,533)
Class A ordinary shares subject to possible redemption as of December 31, 2024	$28,123,011

Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2024 and 2023. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of the Financial Accounting Standards Board ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The Company has not considered the effect of the warrants sold in the IPO and the private placement to purchase an aggregate of 15,800,000 Class A ordinary shares (the “Private Placement”) in the calculation of diluted net loss per ordinary share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

On January 30, 2024, the Sponsor converted an aggregate of 7,600,000 Class B ordinary shares into Class A ordinary shares on a one-for-one basis. Following the conversion, a clarifying distinction is made that one class of share is redeemable Class A ordinary shares and other class is non-redeemable Class A ordinary shares and Class B ordinary shares.

Basic and diluted net loss per ordinary share for redeemable Class A ordinary shares and non-redeemable Class A ordinary shares and Class B ordinary shares are calculated by dividing net income attributable to the Company by the weighted average number of redeemable Class A ordinary shares and non-redeemable Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Reconciliation of Net Loss per Ordinary Share

The Company’s statements of operations include a presentation of net loss per share for ordinary shares subject to redemption in a manner similar to the two-class method of net loss per share. Accordingly, basic and diluted net loss per redeemable Class A ordinary shares and non-redeemable Class A ordinary shares and B ordinary shares are calculated as follows:

	For the Years Ended December 31,
	2024	2023
Redeemable Class A ordinary shares
Allocation of net loss to redeemable Class A ordinary shares subject to possible redemption	$(61,101)	$(162,783)
Weighted average redeemable Class A ordinary shares subject to possible redemption	2,530,341	6,381,953
Basic and diluted net loss per share	$(0.02)	$(0.03)

Non-redeemable Class A ordinary shares and B ordinary shares
Allocation of net loss to non-redeemable Class A ordinary shares and Class B ordinary shares	$(187,142)	$(197,677)
Weighted average non-redeemable Class A ordinary shares and Class B ordinary shares	7,750,000	7,750,000
Basic and diluted net loss per share	$(0.02)	$(0.03)

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting” (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

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

The 2021 Note bears no interest and is payable in full upon the earlier to occur of (i) the Termination Date or (ii) the consummation of the Company’s Business Combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2021 Note may be accelerated. The affiliates of the Sponsor had the option to convert any unpaid balance of the 2021 Note into private placement warrants (the “Conversion Warrants”), each warrant exercisable for one ordinary share of the Company at an exercise price of $1.50 per share. The terms of the Conversion Warrants would be identical to the warrants issued by the Company to affiliates of the Sponsor in a private placement that was consummated in connection with the Company’s IPO. The affiliates of the Sponsor shall be entitled to certain registration rights relating to the Conversion Warrants. On May 3, 2021, the 2021 Note was amended to remove the option to convert any unpaid balance of the 2021 Note into private placement warrants. As of December 31, 2024 and 2023, there were no amounts outstanding under the 2021 Note.

During the year ended December 31, 2022, the Company issued a number of unsecured promissory notes (the “2022 Notes”) totaling $258,780 to certain executive officers and affiliates of the Company. The proceeds of the 2022 Notes will be used as general working capital purposes. The 2022 Notes bear no interest and is payable in full upon the earlier to occur of (i) the Termination Date or (ii) the consummation of the Company’s Business Combination. Failure to pay the principals within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2022 Notes may be accelerated. As of December 31, 2024 and 2023, $227,208 were outstanding under the 2022 Notes.

On January 30, 2024, the Company issued an unsecured promissory note in the principal amount of $1,660,000 (the “2024 Note”) to the Sponsor. The 2024 Note does not bear interest and matures upon closing of the Business Combination. In the event that the Company does not consummate a Business Combination, the 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of December 31, 2024, $1,365,000 was outstanding under the 2024 Note.

As of December 31, 2024 and 2023, $1,592,208 and $227,208 were outstanding under the promissory notes to the Sponsor, respectively.

Administrative Support Agreement

As of January 26, 2021 the Company had agreed, commencing on the date that the Securities of the Company were first listed on NYSE, to pay the Sponsor up to $10,000 per month for office space, utilities and secretarial and administrative support, and other obligations of the Sponsor. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For each of the year ended December 31, 2024 and 2023, the Company recorded $120,000 and $120,000 administrative service fees, respectively. $240,000 and $120,000 are reported as due to related parties in the accompanying balance sheets as of December 31, 2024 and 2023, respectively.

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

On January 18, 2023, the Company issued an unsecured promissory note (the “2023 Note”) in the amount of $230,000 to the Sponsor. The proceeds of the 2023 Note will be used for general working capital purposes. The 2023 Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s Business Combination or (ii) the date that the winding up of the Company is effective. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2023 Note may be accelerated. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2023 Note may be converted into warrants of the Company, at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share of the Company. The warrants shall be identical to the private placement warrants issued to the Sponsor at the time of the Company’s IPO. As of December 31, 2024 and 2023, $230,000 is outstanding under this 2023 Note.

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

Accordingly, on January 30, 2023, the Company issued an unsecured promissory note, in the amount of $3,000,000 to the Sponsor (the “Extension Note”). The Sponsor funded the initial principal amount of $450,000 on January 30, 2023. The Extension Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Extension Note will be deposited in the Trust Account. At the election of the payee, $1,270,000 of the total principal amount of the Extension Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the private placement warrants issued to the Sponsor at the time of the IPO of the Company. As of December 31, 2024 and 2023, $2,951,000 and $2,901,000 are outstanding under this Extension Note, respectively.

The notes were accounted for using the bifurcation method, and it was determined that the conversion feature was de minimis and was recorded at par value. As of December 31, 2024 and 2023, there were $3,181,000 and $3,131,000 of borrowings under the Working Capital Loans, respectively.

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

Note 7 — Shareholders’ Deficit

Preference shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each (the “Preference Shares”). On December 31, 2024 and 2023, there were no Preference Shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares. On December 31, 2024 and 2023, there were 7,600,000 and no shares issued and outstanding, excluding 2,367,684 and 4,493,843 shares subject to possible redemption, respectively.

Class B ordinary shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares. On January 30, 2024, the Sponsor converted an aggregate of 7,600,000 Class B ordinary shares into Class A ordinary shares on a one-for-one basis. On December 31, 2024 and 2023, there were 150,000 and 7,750,000 shares issued and outstanding, respectively.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2024 and 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2024	Level	December 31, 2023
Liabilities
Public Warrant Liability	2	$165,333	2	$196,332
Private Placement Warrant Liability	2	$87,467	2	$103,867

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the statements of operations.

The Company established the initial fair value for the public warrants on January 29, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model, and for the private placement warrants on January 29, 2021, using a Black-Scholes model. As of December 31, 2024 and 2023, the fair value of the private placement warrants was valued utilizing the quoted market price of the public warrants, and the fair value of the public warrants by reference to the quoted market price of the public warrants. The public warrants and private placement warrants were classified as Level 3 at the initial measurement date. There were no transfers among fair value hierarchy during the year ended December 31, 2024 and 2023. The public warrants are classified as Level 2 due to the lack of trading activity as of the reporting date. The estimated fair value of the public warrants transferred from a Level 1 measurement to a Level 2 fair value measurement during the year ended December 31, 2023 was $196,332.

Note 9 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Financial Officer (“CODM”), who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Cash held in Trust Account	$28,123,011	$49,857,596
Cash	$5,303	$3,541

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
General and administrative costs	$1,572,590	$3,560,335
Interest earned on investments held in Trust Account	$1,276,948	$3,026,074

The CODM reviews interest earned on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on this review, other as described below, the Company determined no events have occurred that would require adjustments to the disclosures in the financial statements.

On January 27, 2025, the Company held the Shareholder Meeting (A) to amend, by way of special resolution, the Company’s amended and restated memorandum and articles of association to extend the 2025 Termination Date by which the Company has to consummate a business combination from the 2025 Original Termination Date to the 2025 Articles Extension Date and to allow the Company, without another shareholder vote, to elect to extend the 2025 Termination Date to consummate a business combination on a monthly basis for up to eleven times by an additional one month each time after the 2025 Articles Extension Date, by resolution of the Company’s board of directors, if requested by Constellation Sponsor LP, a Delaware limited partnership, and upon five days’ advance notice prior to the applicable 2025 Termination Date, until January 29, 2026, or a total of up to twelve months after the Original Termination Date, unless the closing of a business combination shall have occurred prior thereto; (B) to amend, by way of special resolution, the Company’s Memorandum and Articles of Association to permit for the issuance of Class A ordinary shares to holders of the Company’s Class B ordinary shares, upon the exercise of the right of a holder of the Class B ordinary shares to convert such holder’s Class B ordinary shares into Class A ordinary shares on a one-for-one basis at any time and from time to time prior to the closing of an initial business combination at the election of the holder; and (C) if required, an adjournment proposal to adjourn, by way of ordinary resolution, the Shareholder Meeting to a later date or dates, if necessary, (i) to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Shareholder Meeting, there are insufficient Class A ordinary shares and Class B ordinary shares in the capital of Constellation represented (either in person or by proxy) to approve the 2025 Extension Amendment Proposal and the Founder Share Amendment Proposal, (ii) where Constellation would not adhere to the initial or continued trading requirements of OTCQX® Best Market and the OTCQB® Venture Market or (iii) where the Board has determined it is otherwise necessary.

In connection with the vote to approve the 2025 Extension Amendment Proposal and the Founder Share Amendment Proposal held on January 27, 2025, the holders of 2,303,382 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.91 per share, for an aggregate redemption amount of approximately $27,428,399. After the satisfaction of such redemptions and receipt of the initial deposit of $5,000 to the Trust Account, the balance in the Trust Account was approximately $778,970.65 and there are 7,664,302 Class A ordinary shares outstanding, of which 64,302 Class A ordinary shares are held by the Company’s public shareholders.

On February 25, 2025, the Company drew an aggregate of $5,000 (the “Extension Funds”), as approved by unanimous director resolution, dated February 25, 2024, pursuant to the 2024 Note (as defined below), which Extension Funds the Company deposited into the Company’s Trust Account for its public shareholders. This deposit enables the Company to extend the date by which it must complete its initial business combination from February 28, 2025 to March 29, 2025 (the “First 2025 Extension”). The First 2025 Extension is the first of eleven one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial business combination. The note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the note will be repaid only from amounts remaining outside of the Company’s Trust Account, if any.

On March 10, 2025, the Company’s Class A ordinary shares started trading on the OTC Pink Market (“OTC Pink”) and the Company’s units started trading on the OTCQB® Venture Market (“OTCQB”). The main difference between OTCQB and OTC Pink from OTCQX is that securities listed on the OTCQB and OTC Pink undergo additional quality review and have different listing standards than those on the OTCQX, although all are tiers of the OTC Markets. The trading symbols for the Class A ordinary shares and units remained the same.

The transition to OTC Pink and OTCQB from OTCQX of the Company’s Class A ordinary shares and units is not expected to affect the Company’s business operations, its relationships with partners or employees or its current SEC reporting obligations.

On March 27, 2025, the Company drew additional Extension Funds, as approved by unanimous resolution of the extension committee of the Company’s board of directors, dated March 27, 2025, pursuant to the 2024 Note, which Extension Funds the Company deposited into the Company’s Trust Account for its public shareholders. This deposit enables the Company to extend the date by which it must complete its initial business combination from March 29, 2025 to April 29, 2025 (the “Second 2025 Extension”). The Second 2025 Extension is the second of eleven one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial business combination. The note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the note will be repaid only from amounts remaining outside of the Company’s Trust Account, if any.