Form 10-Q
period 2025-03-31
Constellation Acquisition Corp I
filed 2025-05-15
CIK 1834032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Not Applicable

(Former name, former address and formal fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, par value $0.0001 per share	CSTAF	OTC Pink Market
Redeemable warrants, each one whole warrant exercisable for one share of Class A ordinary share at an exercise price of $11.50	CSTWF	OTCQB® Venture Market
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	CSTUF	OTCQB® Venture Market

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

As of May 15, 2025, 7,664,302 Class A ordinary shares, par value $0.0001 per share, and 150,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

CONSTELLATION ACQUISITION CORP I
Form 10-Q

For the Quarter Ended March 31, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(unaudited)
Assets:
Current Assets:
Cash	$9,143	$5,303
Prepaid expenses	44,575	56,263
Total current assets	53,718	61,566
Cash held in Trust Account	793,528	28,123,011
Total Assets	$847,246	$28,184,577

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$3,994,709	$3,802,862
Due to related party	270,000	240,000
Promissory notes – related party	1,792,208	1,592,208
Convertible promissory note – related party	3,181,000	3,181,000
Total current liabilities	9,237,917	8,816,070
Deferred underwriting fee	10,850,000	10,850,000
Warrant liabilities	368,929	252,800
Total Liabilities	20,456,846	19,918,870

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 64,302 and 2,367,684 shares at redemption value at approximately $12.34 and $11.88 per share as of and March 31, 2025 and December 31, 2024, respectively	793,528	28,123,011

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 7,600,000 and no shares issued and outstanding (excluding 64,302 and 4,493,843 shares subject to possible redemption) as of March 31, 2025 and December 31, 2024, respectively	760	760
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 150,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024	15	15
Additional paid-in capital	—	—
Accumulated deficit	(20,403,903)	(19,858,079)
Total Shareholders’ Deficit	(20,403,128)	(19,857,304)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$847,246	$28,184,577

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
General and administrative costs	$414,695	$788,341
Loss from Operations	(414,695)	(788,341)

Other (expense) income:
Interest earned on cash held in Trust Account	83,916	388,991
Change in fair value of warrant liability	(116,129)	(94,800)
Total other (expense) income	(32,213)	294,191

Net loss	$(446,908)	$(494,150)

Weighted average shares outstanding, redeemable Class A ordinary shares	755,317	3,021,887
Basic and diluted net loss per share, redeemable Class A ordinary shares	$(0.05)	$(0.05)
Weighted average shares outstanding, non-redeemable Class A and B ordinary shares	7,750,000	7,750,000
Basic and diluted net loss per share, non-redeemable Class A ordinary shares and Class B ordinary shares	$(0.05)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Non-Redeemable Class A Ordinary Shares		Class B Ordinary shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2025 (audited)	7,600,000	$760	150,000	$15	$—	$(19,858,079)	$(19,857,304)
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	—	(98,916)	(98,916)
Net loss	—	—	—	—	—	(446,908)	(446,908)
Balance as of March 31, 2025 (unaudited)	7,600,000	$760	150,000	$15	$—	$(20,403,903)	$(20,403,128)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Non-Redeemable Class A Ordinary Shares		Class B Ordinary shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024 (audited)	—	$—	7,750,000	$775	$—	$(17,672,888)	$(17,672,113)
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	—	(553,991)	(553,991)
Conversion of Class B ordinary shares to Class A ordinary shares	7,600,000	760	(7,600,000)	(760)	—	—	—
Net loss	—	—	—	—	—	(494,150)	(494,150)
Balance as of March 31, 2024 (unaudited)	7,600,000	$760	150,000	$15	$—	$(18,721,029)	$(18,720,254)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(446,908)	$(494,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in Trust Account	(83,916)	(388,991)
Change in fair value of warrant liability	116,129	94,800
Changes in operating assets and liabilities:
Prepaid expenses	11,688	(93,441)
Accounts payable and accrued expenses	191,847	497,099
Due to related party	30,000	30,000
Net cash used in operating activities	(181,160)	(354,683)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(15,000)	(165,000)
Cash withdrawn from Trust Account in connection with redemption	27,428,399	23,671,533
Net cash provided by investing activities	27,413,399	23,506,533

Cash Flows from Financing Activities:
Proceeds from promissory note to related party	200,000	470,000
Proceeds from convertible promissory note to related party	—	50,000
Redemption of Class A ordinary shares	(27,428,399)	(23,671,533)
Net cash used in financing activities	(27,228,399)	(23,151,533)

Net change in cash	3,840	317
Cash, beginning of the period	5,303	3,541
Cash, end of the period	$9,143	$3,858

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

As of March 31, 2025, the Company had not commenced any operations. All activity through March 31, 2025 relates to the Company’s formation and the initial public offering (the “IPO” or “Initial Public Offering”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

On January 27, 2023, the Company held an extraordinary general meeting of shareholders of the Company (the “Extension Meeting”) to amend the Company’s amended and restated memorandum and articles of association (the “2023 Articles Amendment”) to extend the date by which the Company has to consummate a Business Combination (the “Termination Date”) from January 29, 2023 (the “2023 Original Termination Date”) to April 29, 2023 (the “2023 Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to nine times by an additional one month each time after the 2023 Articles Extension Date, by resolution of the Company’s Board if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, or a total of up to twelve (12) months after the 2023 Original Termination Date, unless the closing of the Company’s initial Business Combination shall have occurred prior to such date (the “2023 Extension Amendment Proposal”). Upon each of the nine one-month extensions, the Sponsor or one or more of its affiliates, members or third-party designees may contribute to the Company $150,000 as a loan to be deposited into the Trust Account. The shareholders of the Company approved the 2023 Extension Amendment Proposal at the Extension Meeting and on January 31, 2023, the Company filed the 2023 Articles Amendment with the Registrar of Companies of the Cayman Islands. In connection with the Extension Meeting, on January 30, 2023, the Company issued an unsecured promissory note, in the amount of $3,000,000 to the Sponsor (the “Extension Note”).

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

The Board approved the voluntary delisting on December 20, 2023, and the Company provided notice of the voluntary delisting to NYSE on December 20, 2023. The Company filed a Form 25 with the SEC to effect the delisting of its Securities on January 2, 2024. The delisting became effective on January 12, 2024 when the Form 25 took effect. The last day of trading of its Securities on NYSE was January 12, 2024, and the Securities were suspended pre-market on January 16, 2024. On January 16, 2024, the Company’s Securities began trading on the OTCQX where the Class A ordinary shares and Units began trading on the OTCQX® Best Market (“OTCQB”) under their new trading symbols “CSTAF” and “CSTUF,” respectively, and the warrants started trading on the OTCQB® Venture Market (“OTC Venture”) under its new trading symbol “CSTWF.” In connection with the extraordinary general meeting of the shareholders on January 29, 2024 (the “2024 Shareholder Meeting”) the Company adhered to the initial or continued trading requirements of OTCQX.

On January 23, 2024 and January 25, 2024, the Company held extraordinary general meetings and only voted on the Adjournment Proposal (as defined below) to adjourn the 2024 Shareholder Meeting to January 25, 2024 and January 29, 2024, respectively. On January 29, 2024, the Company held its 2024 Shareholder Meeting (A) to amend, by way of special resolution, the Company’s amended and restated memorandum and articles of association (the “2024 Articles Amendment”) to extend the date by which the Company has to consummate a Business Combination from January 29, 2024 (the “2024 Original Termination Date”) to February 29, 2024 (the “Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to eleven (11) times by an additional one month each time after the Articles Extension Date, by resolution of the Board, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until January 29, 2025, or a total of up to twelve (12) months after the 2024 Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto (the “2024 Extension Amendment Proposal”); (B) to amend, by way of special resolution, the amended and restated memorandum and articles of association to eliminate the limitation that the Company may not redeem Class A ordinary shares, to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended), of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem Class A ordinary shares irrespective of whether such redemption would exceed the Redemption Limitation (such proposal the “Redemption Limitation Amendment Proposal”); and (C) if required, an adjournment proposal to adjourn, by way of ordinary resolution, the 2024 Shareholder Meeting to a later date or dates, if necessary, (i) to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the 2024 Shareholder Meeting, there are insufficient ordinary shares (as defined below) in the capital of the Company represented (either in person or by proxy) to approve the 2024 Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, (ii) where the Company would not adhere to the initial or continued trading requirements of OTCQX or (iii) where the Board has determined it is otherwise necessary (the “Adjournment Proposal”).

The shareholders of the Company approved the 2024 Extension Amendment Proposal and the Redemption Limitation Amendment Proposal at the 2024 Shareholder Meeting and on January 30, 2024, the Company filed the 2024 Articles Amendment with the Registrar of Companies of the Cayman Islands, effective January 29, 2024.

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

In connection with the 2024 Shareholder Meeting, the Sponsor agreed that the Sponsor (or one or more of its affiliates, members or third-party designees) (the “Lender”) shall make a deposit into the Trust Account established in connection with the Company’s Initial Public Offering of $55,000, in exchange for a non-interest bearing, unsecured promissory note issued by the Company to the Lender. In addition, in the event that the Company has not consummated an initial Business Combination by February 29, 2024, without approval of the Company’s public shareholders, the Company may, by resolution of the Company’s Board, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, extend the Termination Date up to eleven (11) times, each by one additional month (for a total of up to eleven (11) additional months to complete a Business Combination), provided that the Lender will deposit $55,000 into the Trust Account for each such monthly extension, for an aggregate deposit of up to $605,000 (if all eleven (11) additional monthly extensions are exercised), in exchange for a non-interest bearing, unsecured promissory note issued by the Company to the Lender.

On each of February 29, 2024 (“First 2024 Extension”), March 28, 2024 (“Second 2024 Extension”), April 29, 2024 (“Third 2024 Extension”), May 29, 2024 (“Fourth 2024 Extension”), June 28, 2024 (“Fifth 2024 Extension”), July 23, 2024 (“Sixth 2024 Extension”), August 23, 2024 (“Seventh 2024 Extension”), September 26, 2024 (“Eighth 2024 Extension”), October 29, 2024 (“Ninth 2024 Extension”), November 27, 2024 (“Tenth 2024 Extension”), and December 20, 2024 (“Eleventh 2024 Extension”), the Company drew $55,000 pursuant to the Extension Note, which funds the Company deposited into the Trust Account for its public shareholders. The deposit enabled the Company to extend the date by which it must complete its initial Business Combination from February 29, 2024 to January 29, 2025. These extensions are eleven one-month extensions permitted under the amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial Business Combination. The 2024 Note (as defined below) does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the 2024 Note will be repaid only from amounts remaining outside of the Trust Account, if any.

On January 27, 2025, the Company held the an extraordinary general meeting of shareholders (the “2025 Shareholder Meeting") (A) to amend, by way of special resolution, the Company’s amended and restated memorandum and articles of association to extend the date (the “2025 Termination Date”) by which the Company has to consummate a Business Combination from January 29, 2025 (the “2025 Original Termination Date”) to February 28, 2025 (the “2025 Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the 2025 Termination Date to consummate a Business Combination on a monthly basis for up to eleven times by an additional one month each time after the 2025 Articles Extension Date, by resolution of the Company’s board of directors, if requested by Constellation Sponsor LP, and upon five days’ advance notice prior to the applicable 2025 Termination Date, until January 29, 2026, or a total of up to twelve months after the 2025 Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto (the “2025 Extension Amendment Proposal”); (B) to amend, by way of special resolution, the Company’s amended and restated memorandum and articles of association to permit for the issuance of Class A ordinary shares to holders of the Company’s Class B ordinary shares upon the exercise of the right of a holder of the Class B ordinary shares to convert such holder’s Class B ordinary shares into Class A ordinary shares on a one-for-one basis at any time and from time to time prior to the closing of an initial Business Combination at the election of the holder (the “Founder Share Amendment Proposal”); and (C) if required, an adjournment proposal to adjourn, by way of ordinary resolution, the 2025 Shareholder Meeting to a later date or dates, if necessary, (i) to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the 2025 Shareholder Meeting, there are insufficient Class A ordinary shares and Class B ordinary shares in the capital of the Company represented (either in person or by proxy) to approve the 2025 Extension Amendment Proposal and the Founder Share Amendment Proposal, (ii) where the Company would not adhere to the initial or continued trading requirements of OTCQB and the OTC Venture or (iii) where the Board has determined it is otherwise necessary.

In connection with the vote to approve the 2025 Extension Amendment Proposal and the Founder Share Amendment Proposal held on January 27, 2025, the holders of 2,303,382 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.91 per share, for an aggregate redemption amount of $27,428,399. After the satisfaction of such redemptions and receipt of the initial deposit of $5,000 to the Trust Account, the balance in the Trust Account was approximately $778,971 and there were 7,664,302 Class A ordinary shares outstanding, of which 64,302 Class A ordinary shares were held by the Company’s public shareholders.

On February 25, 2025, the Company drew an aggregate of $5,000 (the “Extension Funds”), as approved by unanimous director resolution, dated February 25, 2024, pursuant to the 2024 Note, which Extension Funds the Company deposited into the Company’s Trust Account for its public shareholders. This deposit enabled the Company to extend the date by which it must complete its initial Business Combination from February 28, 2025 to March 29, 2025 (the “First 2025 Extension”). The First 2025 Extension was the first of eleven one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial Business Combination.

On March 10, 2025, the Company’s Class A ordinary shares started trading on the OTC Pink Market (“OTC Pink”) and the Company’s Units started trading on the OTCQB. The main difference between OTCQB and OTC Pink from OTCQX is that securities listed on the OTCQB and OTC Pink undergo additional quality review and have different listing standards than those on the OTCQX, although all are tiers of the OTC Markets. The trading symbols for the Class A ordinary shares and Units remained the same.

The transition to OTC Pink and OTCQB from OTCQX of the Company’s Class A ordinary shares and Units is not expected to affect the Company’s business operations, its relationships with partners or employees or its current SEC reporting obligations.

On March 27, 2025, the Company drew additional Extension Funds, as approved by unanimous resolution of the extension committee of the Company’s board of directors, dated March 27, 2025, pursuant to the 2024 Note, which Extension Funds the Company deposited into the Company’s Trust Account for its public shareholders. This deposit enabled the Company to extend the date by which it must complete its initial Business Combination from March 29, 2025 to April 29, 2025 (the “Second 2025 Extension”). The Second 2025 Extension was the second of eleven one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial Business Combination. As of March 31, 2025 and December 31, 2024, the Company deposited an aggregate total of $675,000 and $660,000 Extension Funds pursuant to 2024 Note, respectively.

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

Liquidity and Going Concern Consideration

As of March 31, 2025, the Company had $9,143 in its operating bank account and a working capital deficit of $6,003,199, net of the convertible promissory note – related party. Convertible promissory note - related party amounting to $3,181,000 is not expected to be settled out of the current assets.

The Company is within 12 months of its mandatory liquidation as of the time of filing this Quarterly Report on Form 10-Q (the “Quarterly Report”). In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the Termination Date.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on April 2, 2025 (the “Annual Report”).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2025 and December 31, 2024.

Cash Held in Trust Account

At March 31, 2025 and December 31, 2024, the assets held in the Trust Account were held in a bank deposit account. During the three months ended March 31, 2025, the Company withdrew $27,428,399 from the Trust Account in connection with the redemption.

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

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “warrants,” which are discussed in Notes 3, 4, and 8) in accordance with Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” (“ASC 815-40”), and concluded that a provision in the warrant agreement, dated January 26, 2021, related to certain tender or exchange offers precludes the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are recorded as derivative liabilities on the balance sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement” (“ASC 820”), with changes in fair value recognized in the unaudited condensed statements of operations in the period of change.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the unaudited condensed statements of operations. Transaction costs amounted to $17,586,741, of which $1,143,138 was allocated to expense associated with the warrant liability. Offering costs associated with the Class A ordinary shares were charged to temporary equity upon the completion of the IPO.

Class A Ordinary Shares Subject to Possible Redemption

All of the 31,000,000 Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at March 31, 2025 and December 31, 2024, 64,302 and 4,493,843 Class A ordinary shares subject to possible redemption were presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

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

The Class A ordinary shares subject to possible redemption reflected on the balance sheets as of March 31, 2025 and December 31, 2024 are reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2023	$49,857,596
Plus:
Accretion of carrying value to redemption value	1,936,948
Less:
Redemptions	(23,671,533)
Class A ordinary shares subject to possible redemption as of December 31, 2024	$28,123,011
Plus:
Accretion of carrying value to redemption value	98,916
Less:
Redemptions	(27,428,399)
Class A ordinary shares subject to possible redemption as of March 31, 2025	$793,528

Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2025 and December 31, 2024. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of the Financial Accounting Standards Board ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The Company has not considered the effect of the warrants sold in the IPO and the private placement to purchase an aggregate of 15,800,000 Class A ordinary shares (the “Private Placement”) in the calculation of diluted net loss per ordinary share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

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

Reconciliation of Net Loss per Ordinary Share

The Company’s unaudited condensed statements of operations include a presentation of net loss per share for ordinary shares subject to redemption in a manner similar to the two-class method of net loss per share. Accordingly, basic and diluted net loss per redeemable Class A ordinary shares and non-redeemable Class A ordinary shares and B ordinary shares are calculated as follows:

	For the Three Months Ended March 31,
	2025	2024
Redeemable Class A ordinary shares
Allocation of net loss to redeemable Class A ordinary shares subject to possible redemption	$(39,688)	$(138,626)
Weighted average redeemable Class A ordinary shares subject to possible redemption	755,317	3,021,887
Basic and diluted net loss per share	$(0.05)	$(0.05)

Non-redeemable Class A ordinary shares and B ordinary shares
Allocation of net loss to non-redeemable Class A ordinary shares and Class B ordinary shares	$(407,220)	$(355,524)
Weighted average non-redeemable Class A ordinary shares and Class B ordinary shares	7,750,000	7,750,000
Basic and diluted net loss per share	$(0.05)	$(0.05)

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 became effective as of December 31, 2024 and the Company’s management adopted ASU 2023-07 in its financial statements and related disclosures (see Note 9).

Note 3 — Initial Public Offering

Public Units

On January 29, 2021, the Company sold 31,000,000 Units, at a purchase price of $10.00 per Unit, including 1,000,000 Units issued pursuant to the partial exercise of the underwriters’ over-allotment option. Each Unit consists of one Class A ordinary share, and one-third of one redeemable warrant to purchase one Class A ordinary share.

Public Warrants

As of March 31, 2025 and December 31, 2024, the Company had 10,333,333 Public Warrants and 5,466,667 Private Placement Warrants outstanding.

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

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 5,466,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrants, for an aggregate purchase price of $8,200,000, in a private placement. A portion of the proceeds from the private placement was added to the proceeds from the IPO held in the Trust Account.

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

The 2021 Note bears no interest and is payable in full upon the earlier to occur of (i) the Termination Date or (ii) the consummation of the Company’s Business Combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2021 Note may be accelerated. The affiliates of the Sponsor had the option to convert any unpaid balance of the 2021 Note into Private Placement Warrants (the “Conversion Warrants”), each warrant exercisable for one ordinary share of the Company at an exercise price of $1.50 per share. The terms of the Conversion Warrants would be identical to the warrants issued by the Company to affiliates of the Sponsor in a private placement that was consummated in connection with the Company’s IPO. The affiliates of the Sponsor shall be entitled to certain registration rights relating to the Conversion Warrants. On May 3, 2021, the 2021 Note was amended to remove the option to convert any unpaid balance of the 2021 Note into Private Placement Warrants. As of March 31, 2025 and December 31, 2024, there were no amounts outstanding under the 2021 Note.

During the period ended December 31, 2022, the Company issued a number of unsecured promissory notes (the “2022 Notes”) totaling $258,780 to certain executive officers and affiliates of the Company. The proceeds of the 2022 Notes will be used as general working capital purposes. The 2022 Notes bear no interest and are payable in full upon the earlier to occur of (i) the Termination Date or (ii) the consummation of the Company’s Business Combination. Failure to pay the principals within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2022 Notes may be accelerated. As of March 31, 2025 and December 31, 2024, $227,208 were outstanding under the 2022 Notes.

On January 30, 2024, the Company issued an unsecured promissory note in the principal amount of $1,660,000 (the “2024 Note”) to the Sponsor. The 2024 Note does not bear interest and matures upon closing of the Business Combination. In the event that the Company does not consummate a Business Combination, the 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of March 31, 2025 and December 31, 2024, $1,565,000 and $1,365,000 was outstanding under the 2024 Note, respectively.

As of March 31, 2025 and December 31, 2024, $1,792,208 and $1,592,208 were outstanding under the promissory notes to the Sponsor, respectively.

Administrative Support Agreement

As of January 26, 2021 the Company had agreed, commencing on the date that the Securities of the Company were first listed on NYSE, to pay the Sponsor up to $10,000 per month for office space, utilities and secretarial and administrative support, and other obligations of the Sponsor. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For each of the three months ended March 31, 2025 and 2024, the Company recorded $30,000 administrative service fees. $270,000 and $240,000 are reported as due to related parties in the accompanying condensed balance sheets as of March 31, 2025 and December 31, 2024, respectively.

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

On January 18, 2023, the Company issued an unsecured promissory note (the “2023 Note”) in the amount of $230,000 to the Sponsor. The proceeds of the 2023 Note will be used for general working capital purposes. The 2023 Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s Business Combination or (ii) the date that the winding up of the Company is effective. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2023 Note may be accelerated. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2023 Note may be converted into warrants of the Company, at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share of the Company. The warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Company’s IPO. As of March 31, 2025 and December 31, 2024, $230,000 is outstanding under this 2023 Note.

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

Accordingly, on January 30, 2023, the Company issued the Extension Note to the Sponsor. The Sponsor funded the initial principal amount of $450,000 on January 30, 2023. The Extension Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Extension Note will be deposited in the Trust Account. At the election of the payee, $1,270,000 of the total principal amount of the Extension Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the IPO of the Company. As of March 31, 2025 and December 31, 2024, $2,951,000 are outstanding under this Extension Note.

The notes were accounted for using the bifurcation method, and it was determined that the conversion feature was de minimis and was recorded at par value. As of March 31, 2025 and December 31, 2024, there were $3,181,000 of borrowings under the Working Capital Loans.

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

Note 7 — Shareholders’ Deficit

Preference shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each (the “Preference Shares”). On March 31, 2025 and December 31, 2024, there were no Preference Shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares. On March 31, 2025 and December 31, 2024, there were 7,600,000 and no shares issued and outstanding, excluding 64,302 and 2,367,684 shares subject to possible redemption, respectively.

Class B ordinary shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares. On January 30, 2024, the Sponsor converted an aggregate of 7,600,000 Class B ordinary shares into Class A ordinary shares on a one-for-one basis. On March 31, 2025 and December 31, 2024, there were 150,000 shares issued and outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2025	Level	December 31, 2024
Liabilities
Public Warrant Liability	2	$241,282	2	$165,333
Private Placement Warrant Liability	2	$127,647	2	$87,467

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the unaudited condensed statements of operations.

The Company established the initial fair value for the Public Warrants on January 29, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model, and for the Private Placement Warrants on January 29, 2021, using a Black-Scholes model. As of March 31, 2025 and December 31, 2024, the fair value of the Private Placement Warrants was valued utilizing the quoted market price of the Public Warrants, and the fair value of the Public Warrants by reference to the quoted market price of the Public Warrants. The Public Warrants and Private Placement Warrants were classified as Level 3 at the initial measurement date. There were no transfers among fair value hierarchy during the period ended March 31, 2025 and December 31, 2024. The Public Warrants are classified as Level 2 due to the lack of trading activity as of the reporting date.

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

The Company’s chief operating decision maker has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	March 31, 2025	December 31, 2024
Cash held in Trust Account	$793,528	$28,123,011
Cash	$9,143	$5,303

	For The Three Months Ended March 31, 2025	For The Three Months Ended March 31, 2024
General and administrative costs	$414,695	$788,341
Interest earned on investments held in Trust Account	$83,916	$388,991

The CODM reviews interest earned on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated January 26, 2021 between the Company and Continental Stock Transfer & Trust Company (“CST”), as trustee.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the unaudited condensed statements of operations and described within their respective disclosures.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based on this review, other than as described below, the Company determined no events have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

On April 29, 2025, the Company drew additional Extension Funds, as approved by unanimous resolution of the extension committee of the Company’s board of directors, dated April 21, 2025, pursuant to the 2024 Note, which Extension Funds the Company deposited into the Company’s Trust Account for its public shareholders. This deposit enabled the Company to extend the date by which it must complete its initial Business Combination from April 29, 2025 to May 29, 2025 (the “Third 2025 Extension”). The Third 2025 Extension was the third of eleven one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial Business Combination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Constellation Acquisition Corp I,” “our,” “us” or “we” refer to Constellation Acquisition Corp I. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Our sponsor is Constellation Sponsor LP, a Delaware limited partnership. The registration statement for the Initial Public Offering was declared effective on January 26, 2021. On January 29, 2021, we consummated the Initial Public Offering of 31,000,000 Units, at $10.00 per Unit, generating gross proceeds of $310.0 million, and incurring offering costs of $17,586,741, inclusive of $10,850,000 in deferred underwriting commissions. On January 26, 2023, our Old Sponsor underwent a reorganization pursuant to which the limited partners of our Old Sponsor transferred all of their limited partnership interests to the Sponsor. On January 26, 2023, our Old Sponsor was liquidated pursuant to applicable law by the retirement of the general partner of our Old Sponsor (the second to last partner of our Sponsor) and all securities held by our Old Sponsor were distributed by operation of law to its sole remaining limited partner, the Sponsor, following which, on January 30, 2023, control of the Old Sponsor was transferred to affiliates of Antarctica Capital Partners, LLC, including Antarctica Endurance Manager, LLC the general partner of the Sponsor.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement of 5,466,667 Private Placement Warrants, at a price of $1.50 per Private Placement Warrants to our Old Sponsor, which are now held by our Sponsor, generating gross proceeds to us of $8.2 million.

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

In connection with the vote at the Extension Meeting, the holders of 26,506,157 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.167 per share, for an aggregate redemption amount of approximately $269,485,746. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $46,138,503. On February 13, 2023, a total of $46,600,678.12 (the remaining trust balance), was placed in a U.S.-based trust account at Citibank, N.A., maintained by CST, acting as trustee.

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

On December 20, 2023, the board approved the voluntary delisting of its Class A ordinary shares, Public Warrants and Units from the NYSE, and on January 16, 2024, the Company began trading its Class A ordinary shares and Units on OTCQB under the symbols “CSTAF” and “CSTUF,” respectively, and its Public Warrants on the OTC Venture under the symbol “CSTWF.”

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

During 2024, the Board of the Company approved the First 2024 Extension on February 29, 2024, and the extension committee of the Board approved the Second 2024 Extension, Third 2024 Extension, Fourth 2024 Extension, Fifth 2024 Extension, Sixth 2024 Extension, Seventh 2024 Extension, Eighth 2024 Extension, Ninth 2024 Extension, Tenth 2024 Extension and Eleventh 2024 Extension on March 28, 2024, April 29, 2024, May 29, 2024, June 28, 2024, July 23, 2024, August 23, 2024, September 26, 2024, October 29, 2024, November 27, 2024 and December 20, 2024, respectively, resulting in a new Termination Date of January 29, 2025, and the Company drew an aggregate of $660,000 of funds pursuant to the 2024 Note. The 2024 Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the 2024 Note will be repaid only from amounts remaining outside of the Trust Account, if any.

On January 27, 2025, the Company held the 2025 Shareholder Meeting (A) to amend, by way of special resolution, the Company’s amended and restated memorandum and articles of association to extend the 2025 Termination Date by which the Company has to consummate a Business Combination from January 29, 2025 to February 28, 2025, or the 2025 Articles Extension Date, and to allow the Company, without another shareholder vote, to elect to extend the 2025 Termination Date to consummate a Business Combination on a monthly basis for up to eleven times by an additional one month each time after the 2025 Articles Extension Date, by resolution of the Company’s board of directors, if requested by the Sponsor and upon five days’ advance notice prior to the applicable Termination Date, until January 29, 2026, or a total of up to twelve months after the 2025 Termination Date, unless the closing of a Business Combination shall have occurred prior thereto; (B) to amend, by way of special resolution, the Company’s memorandum and articles of association to permit for the issuance of Class A ordinary shares to holders of the Company’s Class B ordinary shares upon the exercise of the right of a holder of the Class B ordinary shares to convert such holder’s Class B ordinary shares into Class A ordinary shares on a one-for-one basis at any time and from time to time prior to the closing of an initial Business Combination at the election of the holder; and (C) if required, an adjournment proposal to adjourn, by way of ordinary resolution, the 2025 Shareholder Meeting to a later date or dates, if necessary, (i) to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the 2025 Shareholder Meeting, there are insufficient Class A ordinary shares and Class B ordinary shares in the capital of the Company represented (either in person or by proxy) to approve the 2025 Extension Amendment Proposal and the Founder Share Amendment Proposal, (ii) where the Company would not adhere to the initial or continued trading requirements of OTCQB and the OTCQ Venture or (iii) where the board has determined it is otherwise necessary.

In connection with the vote to approve the 2025 Extension Amendment Proposal and the Founder Share Amendment Proposal held on January 27, 2025, the holders of 2,303,382 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.91 per share, for an aggregate redemption amount of approximately $27,428,399. After the satisfaction of such redemptions and receipt of the initial deposit of $5,000 to the Trust Account, the balance in the Trust Account was approximately $778,970.65 and there was 7,664,302 Class A ordinary shares outstanding, of which 64,302 Class A ordinary shares are held by the Company’s public shareholders.

On February 25, 2025, the Company drew the Extension Funds, in the aggregate amount of $5,000, as approved by unanimous director resolution, dated February 25, 2024, pursuant to the 2024 Note (as defined below), which Extension Funds the Company deposited into the Company’s Trust Account for its public shareholders. This deposit enabled the Company to extend the date by which it must complete its initial Business Combination from February 28, 2025 to March 29, 2025). The First 2025 Extension was the first of eleven one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial Business Combination.

On March 10, 2025, the Company’s Class A ordinary shares started trading on the OTC Pink and the Company’s Units started trading on the OTCQB. The main difference between OTCQB and OTC Pink from OTCQX is that securities listed on the OTCQB and OTC Pink undergo additional quality review and have different listing standards than those on the OTCQX, although all are tiers of the OTC Markets. The trading symbols for the Class A ordinary shares and Units remained the same.

The transition to OTC Pink and OTCQB from OTCQX of the Company’s Class A ordinary shares and Units is not expected to affect the Company’s business operations, its relationships with partners or employees or its current SEC reporting obligations.

On March 27, 2025, the Company drew additional Extension Funds, as approved by unanimous resolution of the extension committee of the Company’s board of directors, dated March 27, 2025, pursuant to the 2024 Note, which Extension Funds the Company deposited into the Company’s Trust Account for its public shareholders. This deposit enabled the Company to extend the date by which it must complete its initial Business Combination from March 29, 2025 to April 29, 2025. The Second 2025 Extension was the second of eleven one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial Business Combination.

Liquidity and Going Concern Consideration

As of March 31, 2025, the Company had $9,143 in its operating bank account, and a working capital deficit of $6,003,199, net of the convertible promissory note – related party. Convertible promissory note - related party amounting to $3,181,000 is not expected to be settled out of the current assets.

Our liquidity needs to date have been satisfied through loans from the Sponsor to cover for certain operating expenses. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company working capital loans.

As of March 31, 2025, there was approximately $4,973,208 of borrowings outstanding and $270,000 of related administrative fees owed to the Sponsor under the following promissory notes:

●	During the period ended December 31, 2022, the Company issued the 2022 Notes totaling $258,780 to certain executive officers and affiliates of the Company. The proceeds of the 2022 Notes was used for general working capital purposes. The 2022 Notes bear no interest and is payable in full upon the earlier to occur of (i) the Termination Date or (ii) the consummation of the Company’s Business Combination. Failure to pay the principals within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2022 Notes may be accelerated. As of March 31, 2025 and December 31, 2024, $227,208 is outstanding under the 2022 Notes.

●	On January 18, 2023, the Company issued the 2023 Note in the amount of $230,000 to the Sponsor. The proceeds of the 2023 Note was used for general working capital purposes. The 2023 Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s Business Combination or (ii) the date that the winding up of the Company is effective. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2023 Note may be accelerated. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2023 Note may be converted into warrants of the Company, at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share of the Company. The warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Company’s IPO. As of March 31, 2025 and December 31, 2024, $230,000 is outstanding under this 2023 Note.

●	On January 30, 2023, the Company issued the Extension Note to the Sponsor. The Sponsor funded the initial principal amount of $450,000 on January 30, 2023. The Extension Note does not bear interest and matures upon closing of the Company’s Business Combination. In the event that the Company does not consummate a Business Combination, the Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Extension Note was deposited in the Trust Account. At the election of the payee, $1,270,000 of the total principal amount of the Extension Note may be converted, in whole or in part, at the option of the lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the IPO of the Company. As of March 31, 2025 and December 31, 2024, $2,951,000 is outstanding under this Extension Note.

●	On January 30, 2024, the Company issued the 2024 Note in the amount of $1,660,000 to the Sponsor. The 2024 Note does not bear interest and matures upon closing of the Business Combination. In the event that the Company does not consummate a Business Combination, the 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of March 31, 2025 and December 31, 2024, $1,565,000 and $1,365,000 is outstanding under the 2024 Note, respectively.

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

Results of Operations

Our entire activity from inception through March 31, 2025 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our Business Combination. We generate non-operating income in the form of interest income and dividends on cash and investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had a net loss of approximately $447,000, which included a loss from operations of approximately $415,000 and a loss from the change in fair value of warrant liabilities of $116,000, partially offset by interest earned on investments held in the Trust Account of approximately $84,000.

For the three months ended March 31, 2024, we had a net loss of approximately $494,000, which included interest earned on investments held in the Trust Account of $389,000, offset by a loss from operations of $788,000 and a loss from the change in fair value of warrant liabilities of $95,000.

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

Critical Accounting Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting” (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 became effective as of December 31, 2024 and our management adopted ASU 2023-07 in our financial statements and related disclosures (see Note 9).

The Company’s management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association.(1)
10.1	Promissory Note, dated January 30, 2024, between Constellation Acquisition Corp I and Constellation Sponsor LP.(2)
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2025.
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2024.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 15, 2025	By:	/s/ Jarett Goldman
	Name:	Jarett Goldman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)