Form 10-Q
period 2025-06-30
Constellation Acquisition Corp I
filed 2025-08-12
CIK 1834032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Not Applicable

(Former name, former address and formal fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, par value $0.0001 per share	CSTAF	OTC Pink Market
Redeemable warrants, each one whole warrant exercisable for one share of Class A ordinary share at an exercise price of $11.50	CSTWF	OTCID® Basic Market
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	CSTUF	OTCID® Basic Market

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

As of August 12, 2025, 7,664,302 Class A ordinary shares, par value $0.0001 per share, and 150,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

CONSTELLATION ACQUISITION CORP I
Form 10-Q

For the Quarter Ended June 30, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(unaudited)
Assets:
Current Assets:
Cash	$4,905	$5,303
Prepaid expenses	35,550	56,263
Total current assets	40,455	61,566
Cash held in Trust Account	815,619	28,123,011
Total Assets	$856,074	$28,184,577

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$4,111,525	$3,802,862
Due to related party	300,000	240,000
Promissory notes – related party	1,912,208	1,592,208
Convertible promissory note – related party	3,181,000	3,181,000
Total current liabilities	9,504,733	8,816,070
Deferred underwriting fee	10,850,000	10,850,000
Warrant liabilities	331,799	252,800
Total Liabilities	20,686,532	19,918,870

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 64,302 and 2,367,684 shares at redemption value at approximately $12.68 and $11.88 per share as of and June 30, 2025 and December 31, 2024, respectively	815,619	28,123,011

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 7,600,000 and no shares issued and outstanding (excluding 64,302 and 2,367,684 shares subject to possible redemption) as of June 30, 2025 and December 31, 2024, respectively	760	760
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 150,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024	15	15
Additional paid-in capital	—	—
Accumulated deficit	(20,646,852)	(19,858,079)
Total Shareholders’ Deficit	(20,646,077)	(19,857,304)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$856,074	$28,184,577

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative costs	$265,079	$225,860	$679,774	$1,014,201
Loss from Operations	(265,079)	(225,860)	(679,774)	(1,014,201)

Other income (expense):
Interest earned on cash held in Trust Account	7,091	305,998	91,007	694,989
Change in fair value of warrant liability	37,130	124,819	(78,999)	30,019
Total other income, net	44,221	430,817	12,008	725,008

Net (loss) income	$(220,858)	$204,957	$(667,766)	$(289,193)

Weighted average shares outstanding, redeemable Class A ordinary shares	64,302	2,367,684	407,900	2,694,785
Basic and diluted net (loss) income per share, redeemable Class A ordinary shares	$(0.03)	$0.02	$(0.08)	$(0.03)
Weighted average shares outstanding, non-redeemable Class A ordinary shares and B ordinary shares	7,750,000	7,750,000	7,750,000	7,750,000
Basic and diluted net (loss) income per share, non-redeemable Class A ordinary shares and B ordinary shares	$(0.03)	$0.02	$(0.08)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Non-Redeemable Class A Ordinary Shares		Class B Ordinary shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2025	7,600,000	$760	150,000	$15	$—	$(19,858,079)	$(19,857,304)
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	—	(98,916)	(98,916)
Net loss	—	—	—	—	—	(446,908)	(446,908)
Balance as of March 31, 2025 (unaudited)	7,600,000	760	150,000	15	—	(20,403,903)	(20,403,128)
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	—	(22,091)	(22,091)
Net loss	—	—	—	—	—	(220,858)	(220,858)
Balance as of June 30, 2025 (unaudited)	7,600,000	$760	150,000	$15	$—	$(20,646,852)	$(20,646,077)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Non-Redeemable Class A Ordinary Shares		Class B Ordinary shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	—	$—	7,750,000	$775	$—	$(17,672,888)	$(17,672,113)
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	—	(553,991)	(553,991)
Conversion of Class B ordinary shares to Class A ordinary shares	7,600,000	760	(7,600,000)	(760)	—	—	—
Net loss	—	—	—	—	—	(494,150)	(494,150)
Balance as of March 31, 2024 (unaudited)	7,600,000	760	150,000	15	—	(18,721,029)	(18,720,254)
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	—	(470,998)	(470,998)
Net income	—	—	—	—	—	204,957	204,957
Balance as of June 30, 2024 (unaudited)	7,600,000	$760	150,000	$15	$—	$(18,987,070)	$(18,986,295)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(667,766)	$(289,193)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(91,007)	(694,989)
Change in fair value of warrant liability	78,999	(30,019)
Changes in operating assets and liabilities:
Prepaid expenses	20,713	(9,395)
Accounts payable and accrued expenses	308,663	512,188
Due to related party	60,000	60,000
Net cash used in operating activities	(290,398)	(451,408)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(30,000)	(330,000)
Cash withdrawn from Trust Account in connection with redemption	27,428,399	23,671,533
Net cash provided by investing activities	27,398,399	23,341,533

Cash Flows from Financing Activities:
Proceeds from promissory note to related party	320,000	735,000
Proceeds from convertible promissory note to related party	—	50,000
Redemption of Class A ordinary shares	(27,428,399)	(23,671,533)
Net cash used in financing activities	(27,108,399)	(22,886,533)

Net change in cash	(398)	3,592
Cash, beginning of the period	5,303	3,541
Cash, end of the period	$4,905	$7,133

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

As of June 30, 2025, the Company had not commenced any operations. All activity through June 30, 2025 relates to the Company’s formation and the initial public offering (the “IPO” or “Initial Public Offering”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

On May 28, 2025, the Company drew additional Extension Funds, as approved by unanimous resolution of the extension committee of the Company’s board of directors, dated May 27, 2025, pursuant to the 2024 Note, which Extension Funds the Company deposited into the Company’s Trust Account for its public shareholders. This deposit enables the Company to extend the date by which it must complete its initial business combination from May 29, 2025 to June 29, 2025 (the “Fourth 2025 Extension”). The Fourth 2025 Extension is the fourth of eleven one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial Business Combination.

On June 5, 2025, the Company amended the 2024 Note, to increase the principal amount by $590,000 from $1,660,000 to $2,250,000. Unless otherwise set forth in the amendment, all other provisions of the 2024 Note remain in full force and effect.

On June 26, 2025, the Company drew additional Extension Funds, as approved by unanimous resolution of the extension committee of the Company’s board of directors, dated June 26, 2025, pursuant to the 2024 Note, which Extension Funds the Company deposited into the Company’s Trust Account for its public shareholders. This deposit enables the Company to extend the date by which it must complete its initial business combination from June 29, 2025 to July 29, 2025 (the “Fifth 2025 Extension”). The Fifth 2025 Extension is the fifth of eleven one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial Business Combination. As of June 30, 2025 and December 31, 2024, the Company deposited an aggregate total of $690,000 and $660,000 Extension Funds pursuant to 2024 Note, respectively.

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

Liquidity and Going Concern Consideration

As of June 30, 2025, the Company had $4,905 in its operating bank account and a working capital deficit of $6,283,278, net of the convertible promissory note – related party. Convertible promissory note - related party amounting to $3,181,000 is not expected to be settled out of the current assets.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2025 and December 31, 2024.

Cash Held in Trust Account

At June 30, 2025 and December 31, 2024, the assets held in the Trust Account were held in a bank deposit account. During the six months ended June 30, 2025, the Company withdrew $27,428,399 from the Trust Account in connection with the redemption on January 27, 2025.

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

Class A Ordinary Shares Subject to Possible Redemption

All of the 31,000,000 Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at June 30, 2025 and December 31, 2024, 64,302 and 2,367,684 Class A ordinary shares subject to possible redemption were presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

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

The Class A ordinary shares subject to possible redemption reflected on the balance sheets as of June 30, 2025 and December 31, 2024 are reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2023	$49,857,596
Plus:
Accretion of carrying value to redemption value	1,936,948
Less:
Redemptions	(23,671,533)
Class A ordinary shares subject to possible redemption as of December 31, 2024	$28,123,011
Plus:
Accretion of carrying value to redemption value	121,007
Less:
Redemptions	(27,428,399)
Class A ordinary shares subject to possible redemption as of June 30, 2025	$815,619

Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2025 and December 31, 2024. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

Net (Loss) Income per Ordinary Share

The Company complies with accounting and disclosure requirements of the Financial Accounting Standards Board ASC Topic 260, “Earnings Per Share.” Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The Company has not considered the effect of the warrants sold in the IPO and the private placement to purchase an aggregate of 15,800,000 Class A ordinary shares (the “Private Placement”) in the calculation of diluted net (loss) income per ordinary share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the periods presented.

On January 30, 2024, the Sponsor converted an aggregate of 7,600,000 Class B ordinary shares into Class A ordinary shares on a one-for-one basis. Following the conversion, a clarifying distinction is made that one class of share is redeemable Class A ordinary shares and other class is non-redeemable Class A ordinary shares and Class B ordinary shares.

Basic and diluted net (loss) income per ordinary share for redeemable Class A ordinary shares and non-redeemable Class A ordinary shares and Class B ordinary shares are calculated by dividing net (loss) income attributable to the Company by the weighted average number of redeemable Class A ordinary shares and non-redeemable Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Reconciliation of Net (Loss) Income per Ordinary Share

The Company’s unaudited condensed statements of operations include a presentation of net (loss) income per share for ordinary shares subject to redemption in a manner similar to the two-class method of net (loss) income per share. Accordingly, basic and diluted net (loss) income per redeemable Class A ordinary shares and non-redeemable Class A ordinary shares and B ordinary shares are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Redeemable Class A ordinary shares
Allocation of net (loss) income to redeemable Class A ordinary shares subject to possible redemption	$(1,817)	$47,963	$(33,389)	$(74,613)
Weighted average redeemable Class A ordinary shares subject to possible redemption	64,302	2,367,684	407,900	2,694,785
Basic and diluted net (loss) income per share	$(0.03)	$0.02	$(0.08)	$(0.03)

Non-redeemable Class A ordinary shares and B ordinary shares
Allocation of net (loss) income to non-redeemable Class A ordinary shares and Class B ordinary shares	$(219,041)	$156,994	$(634,377)	$(214,580)
Weighted average non-redeemable Class A ordinary shares and Class B ordinary shares	7,750,000	7,750,000	7,750,000	7,750,000
Basic and diluted net (loss) income per share	$(0.03)	$0.02	$(0.08)	$(0.03)

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

Public Warrants

As of June 30, 2025 and December 31, 2024, the Company had 10,333,333 Public Warrants and 5,466,667 Private Placement Warrants outstanding.

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

Promissory Note — Related Party

During the period ended December 31, 2022, the Company issued a number of unsecured promissory notes (the “2022 Notes”) totaling $258,780 to certain executive officers and affiliates of the Company. The proceeds of the 2022 Notes will be used as general working capital purposes. The 2022 Notes bear no interest and are payable in full upon the earlier to occur of (i) the Termination Date or (ii) the consummation of the Company’s Business Combination. Failure to pay the principals within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2022 Notes may be accelerated. As of June 30, 2025 and December 31, 2024, $227,208 were outstanding under the 2022 Notes.

On January 30, 2024, the Company issued an unsecured promissory note in the principal amount of $1,660,000 (the “2024 Note”), which was amended on June 5, 2025, to increase the principal amount by $590,000 from $1,660,000 to $2,250,000 to the Sponsor. The 2024 Note does not bear interest and matures upon closing of the Business Combination. In the event that the Company does not consummate a Business Combination, the 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Unless otherwise set forth in the amendment, all other provisions of the 2024 Note remain in full force and effect. As of June 30, 2025 and December 31, 2024, $1,685,000 and $1,365,000 was outstanding under the 2024 Note, respectively.

As of June 30, 2025 and December 31, 2024, $1,912,208 and $1,592,208 were outstanding under the promissory notes to the Sponsor, respectively.

Administrative Support Agreement

As of January 26, 2021 the Company had agreed, commencing on the date that the Securities of the Company were first listed on NYSE, to pay the Sponsor up to $10,000 per month for office space, utilities and secretarial and administrative support, and other obligations of the Sponsor. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For each of the three and six months ended June 30, 2025 and 2024, the Company recorded $30,000 and $60,000 administrative service fees, respectively. $300,000 and $240,000 are reported as due to related parties in the accompanying condensed balance sheets as of June 30, 2025 and December 31, 2024, respectively.

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

On January 18, 2023, the Company issued an unsecured promissory note (the “2023 Note”) in the amount of $230,000 to the Sponsor. The proceeds of the 2023 Note will be used for general working capital purposes. The 2023 Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s Business Combination or (ii) the date that the winding up of the Company is effective. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2023 Note may be accelerated. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2023 Note may be converted into warrants of the Company, at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share of the Company. The warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Company’s IPO. As of June 30, 2025 and December 31, 2024, $230,000 is outstanding under this 2023 Note.

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

Accordingly, on January 30, 2023, the Company issued the Extension Note to the Sponsor. The Sponsor funded the initial principal amount of $450,000 on January 30, 2023. The Extension Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Extension Note will be deposited in the Trust Account. At the election of the payee, $1,270,000 of the total principal amount of the Extension Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the IPO of the Company. As of June 30, 2025 and December 31, 2024, $2,951,000 are outstanding under this Extension Note.

The notes were accounted for using the bifurcation method, and it was determined that the conversion feature was de minimis and was recorded at par value. As of June 30, 2025 and December 31, 2024, there were $3,181,000 of borrowings under the Working Capital Loans.

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

Note 7 — Shareholders’ Deficit

Preference shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each (the “Preference Shares”). On June 30, 2025 and December 31, 2024, there were no Preference Shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares. On June 30, 2025 and December 31, 2024, there were 7,600,000 and no shares issued and outstanding, excluding 64,302 and 2,367,684 shares subject to possible redemption, respectively.

Class B ordinary shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares. On January 30, 2024, the Sponsor converted an aggregate of 7,600,000 Class B ordinary shares into Class A ordinary shares on a one-for-one basis. On June 30, 2025 and December 31, 2024, there were 150,000 shares issued and outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2025	Level	December 31, 2024
Liabilities
Public Warrant Liability	2	$216,999	2	$165,333
Private Placement Warrant Liability	2	$114,800	2	$87,467

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the unaudited condensed statements of operations.

The Company established the initial fair value for the Public Warrants on January 29, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model, and for the Private Placement Warrants on January 29, 2021, using a Black-Scholes model. As of June 30, 2025 and December 31, 2024, the fair value of the Private Placement Warrants was valued utilizing the quoted market price of the Public Warrants, and the fair value of the Public Warrants by reference to the quoted market price of the Public Warrants. The Public Warrants and Private Placement Warrants were classified as Level 3 at the initial measurement date. There were no transfers among fair value hierarchy during the period ended June 30, 2025 and December 31, 2024. The Public Warrants are classified as Level 2 due to the lack of trading activity as of the reporting date.

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

	June 30, 2025	December 31, 2024
Cash held in Trust Account	$815,619	$28,123,011
Cash	$4,905	$5,303

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative costs	$265,079	$225,860	$679,774	$1,014,201
Interest earned on cash held in Trust Account	$7,091	$305,998	$91,007	$694,989

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

On July 16, 2025, the Company’s Public Warrants and Units started trading on the OTCID® Basic Market (“OTCID”). The main difference between OTCID from OTCQB is that securities listed on the OTCID undergo additional quality review and have different listing standards than those on the OTCQB, although all are tiers of the OTC Markets. The trading symbols for the Public Warrants and Units remained the same.

The transition to OTCID from OTCQB of the Company’s Public Warrants and Units did not affect the Company’s business operations, its relationships with partners or employees or its current SEC reporting obligations.

On July 28, 2025, the Company drew additional Extension Funds, as approved by unanimous resolution of the extension committee of the Company’s board of directors, dated July 28, 2025, pursuant to the 2024 Note, which Extension Funds the Company deposited into the Company’s Trust Account for its public shareholders. This deposit enables the Company to extend the date by which it must complete its initial business combination from July 29, 2025 to August 29, 2025 (the “Sixth 2025 Extension”). The Sixth 2025 Extension is the sixth of eleven one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial Business Combination.

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

Our sponsor is Constellation Sponsor LP, a Delaware limited partnership. The registration statement for the Initial Public Offering was declared effective on January 26, 2021. On January 29, 2021, we consummated the Initial Public Offering of 31,000,000 Units, at $10.00 per Unit, generating gross proceeds of $310,000,000, and incurring offering costs of $17,586,741, inclusive of $10,850,000 in deferred underwriting commissions. On January 26, 2023, our Old Sponsor underwent a reorganization pursuant to which the limited partners of our Old Sponsor transferred all of their limited partnership interests to the Sponsor. On January 26, 2023, our Old Sponsor was liquidated pursuant to applicable law by the retirement of the general partner of our Old Sponsor (the second to last partner of our Sponsor) and all securities held by our Old Sponsor were distributed by operation of law to its sole remaining limited partner, the Sponsor, following which, on January 30, 2023, control of the Old Sponsor was transferred to affiliates of Antarctica Capital Partners, LLC, including Antarctica Endurance Manager, LLC the general partner of the Sponsor.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement of 5,466,667 Private Placement Warrants, at a price of $1.50 per Private Placement Warrants to our Old Sponsor, which are now held by our Sponsor, generating gross proceeds to us of $8,200,000.

Since the closing of the Initial Public Offering and the Private Placement, $310,000,000 ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in the Trust Account and was invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. On January 27, 2023, we liquidated the U.S. government treasury obligations or money market funds held in the Trust Account.

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

In connection with the vote to approve the 2025 Extension Amendment Proposal and the Founder Share Amendment Proposal held on January 27, 2025, the holders of 2,303,382 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.91 per share, for an aggregate redemption amount of approximately $27,428,399. After the satisfaction of such redemptions and receipt of the initial deposit of $5,000 to the Trust Account, the balance in the Trust Account was approximately $778,970 and there was 7,664,302 Class A ordinary shares outstanding, of which 64,302 Class A ordinary shares are held by the Company’s public shareholders.

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

On April 29, 2025, the Company drew additional Extension Funds, as approved by unanimous resolution of the extension committee of the Company’s board of directors, dated April 21, 2025, pursuant to the 2024 Note, which Extension Funds the Company deposited into the Company’s Trust Account for its public shareholders. This deposit enabled the Company to extend the date by which it must complete its initial Business Combination from April 29, 2025 to May 29, 2025. The Third 2025 Extension was the third of eleven one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial Business Combination.

On May 28, 2025, the Company drew additional Extension Funds, as approved by unanimous resolution of the extension committee of the Company’s board of directors, dated May 27, 2025, pursuant to the 2024 Note, which Extension Funds the Company deposited into the Company’s Trust Account for its public shareholders. This deposit enables the Company to extend the date by which it must complete its initial business combination from May 29, 2025 to June 29, 2025. The Fourth 2025 Extension is the fourth of eleven one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial Business Combination.

On June 5, 2025, the Company amended the 2024 Note, to increase the principal amount by $590,000 from $1,660,000 to $2,250,000. All other provisions of the 2024 Note remained in full force and effect.

On June 26, 2025, the Company drew additional Extension Funds, as approved by unanimous resolution of the extension committee of the Company’s board of directors, dated June 26, 2025, pursuant to the 2024 Note, which Extension Funds the Company deposited into the Company’s Trust Account for its public shareholders. This deposit enables the Company to extend the date by which it must complete its initial business combination from June 29, 2025 to July 29, 2025. The Fifth 2025 Extension is the fifth of eleven one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial Business Combination. As of June 30, 2025 and December 31, 2024, the Company deposited an aggregate total of $690,000 and $660,000 Extension Funds pursuant to 2024 Note, respectively.

Liquidity and Going Concern Consideration

As of June 30, 2025, the Company had $4,905 in its operating bank account, and a working capital deficit of $6,141,635, net of the convertible promissory note – related party. Convertible promissory note - related party amounting to $3,181,000 is not expected to be settled out of the current assets.

Our liquidity needs to date have been satisfied through loans from the Sponsor to cover for certain operating expenses. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company working capital loans.

As of June 30, 2025, there was approximately $5,093,208 of borrowings outstanding and $300,000 of related administrative fees owed to the Sponsor under the following promissory notes:

●	During the period ended December 31, 2022, the Company issued the 2022 Notes totaling $258,780 to certain executive officers and affiliates of the Company. The proceeds of the 2022 Notes was used for general working capital purposes. The 2022 Notes bear no interest and is payable in full upon the earlier to occur of (i) the Termination Date or (ii) the consummation of the Company’s Business Combination. Failure to pay the principals within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2022 Notes may be accelerated. As of June 30, 2025 and December 31, 2024, $227,208 is outstanding under the 2022 Notes.

●	On January 18, 2023, the Company issued the 2023 Note in the amount of $230,000 to the Sponsor. The proceeds of the 2023 Note was used for general working capital purposes. The 2023 Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s Business Combination or (ii) the date that the winding up of the Company is effective. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2023 Note may be accelerated. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2023 Note may be converted into warrants of the Company, at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share of the Company. The warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Company’s IPO. As of June 30, 2025 and December 31, 2024, $230,000 is outstanding under this 2023 Note.

●	On January 30, 2023, the Company issued the Extension Note to the Sponsor. The Sponsor funded the initial principal amount of $450,000 on January 30, 2023. The Extension Note does not bear interest and matures upon closing of the Company’s Business Combination. In the event that the Company does not consummate a Business Combination, the Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Extension Note was deposited in the Trust Account. At the election of the payee, $1,270,000 of the total principal amount of the Extension Note may be converted, in whole or in part, at the option of the lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the IPO of the Company. As of June 30, 2025 and December 31, 2024, $2,951,000 is outstanding under this Extension Note.

●	On January 30, 2024, the Company issued the 2024 Note in the amount of $1,660,000, which was amended on June 5, 2025, to increase the principal amount by $590,000 from $1,660,000 to $2,250,000 to the Sponsor. Unless otherwise set forth in the amendment, all other provisions of the 2024 Note remain in full force and effect. The 2024 Note does not bear interest and matures upon closing of the Business Combination. In the event that the Company does not consummate a Business Combination, the 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of June 30, 2025 and December 31, 2024, $1,685,000 and $1,365,000 is outstanding under the 2024 Note, respectively.

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

Results of Operations

Our entire activity from inception through June 30, 2025 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our Business Combination. We generate non-operating income in the form of interest income and dividends on cash and investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net loss of approximately $221,000, which included a loss from operations of approximately $265,000, partially offset by interest earned on investments held in the Trust Account of approximately $7,000 and a gain from the change in fair value of warrant liabilities of approximately $37,000.

For the six months ended June 30, 2025, we had a net loss of approximately $668,000, which included a loss from operations of approximately $680,000 and a loss from the change in fair value of warrant liabilities of approximately $79,000, partially offset by interest earned on investments held in the Trust Account of approximately $91,000.

For the three months ended June 30, 2024, we had a net income of approximately $205,000, which included interest earned on investments held in the Trust Account of approximately $306,000 and a gain from the change in fair value of warrant liabilities of approximately $125,000, partially offset by a loss from operations of approximately $226,000.

For the six months ended June 30, 2024, we had a net loss of approximately $289,000, which included a loss from operations of approximately $1,000,000 partially offset by interest earned on investments held in the Trust Account of approximately $695,000 and a gain from the change in fair value of warrant liabilities of approximately $30,000.

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

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Investing in our ordinary shares involves a high degree of risk. You should carefully consider the risks and uncertainties associated with such investment, together with all of the other information in this Quarterly Report as well as those risk factors previously disclosed in our Annual Report filed with the SEC. Any of these factors could result in a material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association.(1)
10.1	Promissory Note, dated January 30, 2024, between Constellation Acquisition Corp I and Constellation Sponsor LP.(2)
10.2	Amendment to the Promissory Note, dated June 5, 2025, between Constellation Acquisition Corp I and Constellation Sponsor LP.(3)
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2025.
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2024.
(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2025.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 12, 2025	By:	/s/ Jarett Goldman
	Name:	Jarett Goldman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)