Form 10-Q
period 2025-09-30
Constellation Acquisition Corp I
filed 2025-11-13
CIK 1834032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 13, 2025, 7,664,302 Class A ordinary shares, par value $0.0001 per share, and 150,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

CONSTELLATION ACQUISITION CORP I
Form 10-Q

For the Quarter Ended September 30, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(unaudited)
Assets:
Current assets:
Cash	$8,808	$5,303
Prepaid expenses	26,525	56,263
Total current assets	35,333	61,566
Cash held in Trust Account	837,911	28,123,011
Total Assets	$873,244	$28,184,577

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$4,234,729	$3,802,862
Due to related party	330,000	240,000
Promissory notes – related party	2,017,208	1,592,208
Convertible promissory note – related party	3,181,000	3,181,000
Total current liabilities	9,762,937	8,816,070
Deferred underwriting fee	10,850,000	10,850,000
Warrant liabilities	1,421,995	252,800
Total Liabilities	22,034,932	19,918,870

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 64,302 and 2,367,684 shares at redemption value at approximately $13.03 and $11.88 per share as of September 30, 2025 and December 31, 2024, respectively	837,911	28,123,011

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 7,600,000 and 0 shares issued and outstanding (excluding 64,302 and 2,367,684 shares subject to possible redemption) as of September 30, 2025 and December 31, 2024, respectively	760	760
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 150,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024	15	15
Additional paid-in capital	—	—
Accumulated deficit	(22,000,374)	(19,858,079)
Total Shareholders’ Deficit	(21,999,599)	(19,857,304)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$873,244	$28,184,577

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative costs	$248,326	$244,972	$928,100	$1,259,173
Loss from operations	(248,326)	(244,972)	(928,100)	(1,259,173)

Other (expense) income:
Interest earned on cash held in Trust Account	7,292	310,320	98,299	1,005,309
Change in fair value of warrant liabilities	(1,090,196)	(27,649)	(1,169,195)	2,370
Total other (expense) income	(1,082,904)	282,671	(1,070,896)	1,007,679

Net (loss) income	$(1,331,230)	$37,699	$(1,998,996)	$(251,494)

Weighted average shares outstanding, redeemable Class A ordinary shares	64,302	2,367,684	292,109	2,584,956
Basic and diluted net (loss) income per share, redeemable Class A ordinary shares	$(0.17)	$0.00	$(0.25)	$(0.02)
Weighted average shares outstanding, non-redeemable Class A ordinary shares and B ordinary shares	7,750,000	7,750,000	7,750,000	7,750,000
Basic and diluted net (loss) income per share, non-redeemable Class A ordinary shares and B ordinary shares	$(0.17)	$0.00	$(0.25)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Non-Redeemable Class A Ordinary Shares		Class B Ordinary shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2025	7,600,000	$760	150,000	$15	$—	$(19,858,079)	$(19,857,304)
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	—	(98,916)	(98,916)
Net loss	—	—	—	—	—	(446,908)	(446,908)
Balance as of March 31, 2025 (unaudited)	7,600,000	760	150,000	15	—	(20,403,903)	(20,403,128)
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	—	(22,091)	(22,091)
Net loss	—	—	—	—	—	(220,858)	(220,858)
Balance as of June 30, 2025 (unaudited)	7,600,000	760	150,000	15	—	(20,646,852)	(20,646,077)
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	—	(22,292)	(22,292)
Net loss	—	—	—	—	—	(1,331,230)	(1,331,230)
Balance as of September 30, 2025 (unaudited)	7,600,000	$760	150,000	$15	$—	$(22,000,374)	$(21,999,599)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Non-Redeemable Class A Ordinary Shares		Class B Ordinary shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	—	$—	7,750,000	$775	$—	$(17,672,888)	$(17,672,113)
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	—	(553,991)	(553,991)
Conversion of Class B ordinary shares to Class A ordinary shares	7,600,000	760	(7,600,000)	(760)	—	—	—
Net loss	—	—	—	—	—	(494,150)	(494,150)
Balance as of March 31, 2024 (unaudited)	7,600,000	760	150,000	15	—	(18,721,029)	(18,720,254)
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	—	(470,998)	(470,998)
Net income	—	—	—	—	—	204,957	204,957
Balance as of June 30, 2024 (unaudited)	7,600,000	760	150,000	15	—	(18,987,070)	(18,986,295)
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	—	(475,320)	(475,320)
Net income	—	—	—	—	—	37,699	37,699
Balance as of September 30, 2024 (unaudited)	7,600,000	$760	150,000	$15	$—	$(19,424,691)	$(19,423,916)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(1,998,996)	$(251,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in Trust Account	(98,299)	(1,005,309)
Change in fair value of warrant liabilities	1,169,195	(2,370)
Changes in operating assets and liabilities:
Prepaid expenses	29,738	(96,116)
Accounts payable and accrued expenses	431,867	587,414
Due to related party	90,000	90,000
Net cash used in operating activities	(376,495)	(677,875)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(45,000)	(495,000)
Cash withdrawn from Trust Account in connection with redemption	27,428,399	23,671,533
Net cash provided by investing activities	27,383,399	23,176,533

Cash Flows from Financing Activities:
Proceeds from promissory note to related party	425,000	1,125,000
Proceeds from convertible promissory note to related party	—	50,000
Redemption of Class A ordinary shares	(27,428,399)	(23,671,533)
Net cash used in financing activities	(27,003,399)	(22,496,533)

Net change in cash	3,505	2,125
Cash, beginning of the period	5,303	3,541
Cash, end of the period	$8,808	$5,666

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity through September 30, 2025 relates to the Company’s formation and the initial public offering (the “IPO” or “Initial Public Offering”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on January 26, 2021 (the “Effective Date”). On January 29, 2021, the Company consummated the IPO of 31,000,000 units (the “Units”) and, with respect to the Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), included in the Units sold (the “Public Shares”), including 1,000,000 Units issued pursuant to the partial exercise of the underwriters’ over-allotment option, at $10.00 per Unit, generating gross proceeds of $310,000,000, which is discussed in Note 3. Each Unit consists of one Class A ordinary share, and one-third of one redeemable warrant to purchase one Class A ordinary share at a price of $11.50 per whole share.

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

In connection with the vote to approve the 2025 Extension Amendment Proposal and the Founder Share Amendment Proposal held on January 27, 2025, the holders of 2,303,382 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.91 per share, for an aggregate redemption amount of $27,428,399. After the satisfaction of such redemptions and receipt of the initial deposit of $5,000 to the Trust Account, the balance in the Trust Account was approximately $778,971, and there were 7,664,302 Class A ordinary shares outstanding, of which 64,302 Class A ordinary shares were held by the Company’s public shareholders.

On each of February 25, 2025, March 27, 2025, April 29, 2025, May 28, 2025, June 26, 2025, July 28, 2025, August 28, 2025, September 26, 2025, and October 28, 2025, the Company drew an aggregate of $5,000 (the “Extension Funds”), as approved by unanimous director or extension committee resolution pursuant to the 2024 Note, which Extension Funds the Company deposited into the Company’s Trust Account for its public shareholders. These deposits enabled the Company to extend the date by which it must complete its initial Business Combination from February 28, 2025 to November 29, 2025. These extensions are ninth of eleven one-month extensions permitted under the amended and restated memorandum and articles of association and provide the Company with additional time to complete its initial Business Combination. As of September 30, 2025 and December 31, 2024, the Company deposited an aggregate total of $705,000 and $660,000 Extension Funds pursuant to the 2024 Note, respectively.

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

On September 8, 2025, Jindalee Lithium Limited, an Australian public company listed on the Australian Securities Exchange (“Jindalee”), announced that Jindalee and the Company had entered into a non-binding term sheet related to a business combination between the Company and HiTech Minerals, Inc., a Nevada corporation and wholly owned subsidiary of Jindalee.

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

In 2024, there have been growing tensions between China and Taiwan. As a result of these growing tensions and the potential for it to grow into a conflict, instability in Asia and various other regions of the world may occur and effect the world economy and relationships between trading nations. Various nations, including the United States, may take actions that may further affect the world economy as a result of such tensions. Such effects on the world economy are not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

On July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States. The significant provisions of OBBBA include the permanent extension and modification of certain provisions of the Tax Cuts and Jobs Act, including international tax provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented in later years. The Company is evaluating the provisions of OBBBA but it is not expected to have a material impact on the Company’s unaudited condensed financial statements.

Liquidity and Going Concern Consideration

As of September 30, 2025, the Company had $8,808 in its operating bank account and a working capital deficit of $6,546,604, net of the convertible promissory note – related party. Convertible promissory note - related party amounting to $3,181,000 is not expected to be settled out of the current assets.

The Company is within 12 months of its mandatory liquidation as of the time of filing this Quarterly Report on Form 10-Q (the “Quarterly Report”). In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements—Going Concern”, the liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the Termination Date.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2025 and December 31, 2024.

Cash Held in Trust Account

At September 30, 2025 and December 31, 2024, the assets held in the Trust Account were held in a bank deposit account. During the nine months ended September 30, 2025, the Company withdrew $27,428,399 from the Trust Account in connection with the redemption on January 27, 2025.

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

Class A Ordinary Shares Subject to Possible Redemption

All of the 31,000,000 Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2025 and December 31, 2024, 64,302 and 2,367,684 Class A ordinary shares subject to possible redemption were presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, respectively.

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

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets as of September 30, 2025 and December 31, 2024 are reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2023	$49,857,596
Plus:
Accretion of carrying value to redemption value	1,936,948
Less:
Redemptions	(23,671,533)
Class A ordinary shares subject to possible redemption as of December 31, 2024	28,123,011
Plus:
Accretion of carrying value to redemption value	143,299
Less:
Redemptions	(27,428,399)
Class A ordinary shares subject to possible redemption as of September 30, 2025	$837,911

Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2025 and December 31, 2024. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

Net (Loss) Income per Ordinary Share

The Company complies with accounting and disclosure requirements of the Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share.” Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The Company has not considered the effect of the warrants sold in the IPO and the private placement to purchase an aggregate of 15,800,000 Class A ordinary shares (the “Private Placement”) in the calculation of diluted net (loss) income per ordinary share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the periods presented.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Redeemable Class A ordinary shares
Allocation of net (loss) income to redeemable Class A ordinary shares subject to possible redemption	$(10,954)	$8,822	$(72,608)	$(62,903)
Weighted average redeemable Class A ordinary shares subject to possible redemption	64,302	2,367,684	292,109	2,584,956
Basic and diluted net (loss) income per share	$(0.17)	$0.00	$(0.25)	$(0.02)

Non-redeemable Class A ordinary shares and B ordinary shares
Allocation of net (loss) income to non-redeemable Class A ordinary shares and Class B ordinary shares	$(1,320,276)	$28,877	$(1,926,388)	$(188,591)
Weighted average non-redeemable Class A ordinary shares and Class B ordinary shares	7,750,000	7,750,000	7,750,000	7,750,000
Basic and diluted net (loss) income per share	$(0.17)	$0.00	$(0.25)	$(0.02)

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

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 became effective as of December 31, 2024 and the Company’s management adopted ASU 2023-07 in its unaudited condensed financial statements and related disclosures (see Note 9).

Note 3 — Initial Public Offering

Public Units

On January 29, 2021, the Company sold 31,000,000 Units, at a purchase price of $10.00 per Unit, including 1,000,000 Units issued pursuant to the partial exercise of the underwriters’ over-allotment option. Each Unit consists of one Class A ordinary share, and one-third of one redeemable warrant to purchase one Class A ordinary share.

Public Warrants

As of September 30, 2025 and December 31, 2024, the Company had 10,333,333 Public Warrants and 5,466,667 Private Placement Warrants outstanding.

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

On July 16, 2025, the Company’s Public Warrants and Units started trading on the OTCID® Basic Market (“OTCID”). The main difference between OTCID and OTCQB is that securities listed on the OTCID undergo additional quality review and have different listing standards than those on the OTCQB, although all are tiers of the OTC Markets. The trading symbols for the Public Warrants and Units remained the same.

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

Promissory Note — Related Party

During the period ended December 31, 2022, the Company issued a number of unsecured promissory notes (the “2022 Notes”) totaling $258,780 to certain executive officers and affiliates of the Company. The proceeds of the 2022 Notes will be used as general working capital purposes. The 2022 Notes bear no interest and are payable in full upon the earlier to occur of (i) the Termination Date or (ii) the consummation of the Company’s Business Combination. Failure to pay the principals within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2022 Notes may be accelerated. As of each of September 30, 2025 and December 31, 2024, $227,208 was outstanding under the 2022 Notes.

On January 30, 2024, the Company issued an unsecured promissory note in the principal amount of $1,660,000 (the “2024 Note”), which was amended on June 5, 2025, to increase the principal amount by $590,000 from $1,660,000 to $2,250,000 to the Sponsor. The 2024 Note does not bear interest and matures upon closing of the Business Combination. In the event that the Company does not consummate a Business Combination, the 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Unless otherwise set forth in the amendment, all other provisions of the 2024 Note remain in full force and effect. As of each of September 30, 2025 and December 31, 2024, $1,790,000 and $1,365,000 were outstanding under the 2024 Note, respectively.

As of September 30, 2025 and December 31, 2024, $2,017,208 and $1,592,208 were outstanding under the promissory notes to the Sponsor, respectively.

Administrative Support Agreement

As of January 26, 2021, the Company had agreed, commencing on the date that the Securities of the Company were first listed on NYSE, to pay the Sponsor up to $10,000 per month for office space, utilities and secretarial and administrative support, and other obligations of the Sponsor. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2025 and 2024, the Company recorded $30,000 and $90,000 administrative service fees, respectively. Amounts of $330,000 and $240,000 are reported as due to related party in the accompanying condensed balance sheets as of September 30, 2025 and December 31, 2024, respectively.

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

On January 18, 2023, the Company issued an unsecured promissory note (the “2023 Note”) in the amount of $230,000 to the Sponsor. The proceeds of the 2023 Note will be used for general working capital purposes. The 2023 Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s Business Combination or (ii) the date that the winding up of the Company is effective. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2023 Note may be accelerated. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2023 Note may be converted into warrants of the Company, at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share of the Company. The warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Company’s IPO. As of each of September 30, 2025 and December 31, 2024, $230,000 is outstanding under this 2023 Note.

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

Accordingly, on January 30, 2023, the Company issued the Extension Note to the Sponsor. The Sponsor funded the initial principal amount of $450,000 on January 30, 2023. The Extension Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Extension Note will be deposited in the Trust Account. At the election of the payee, $1,270,000 of the total principal amount of the Extension Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the IPO of the Company. As of each of September 30, 2025 and December 31, 2024, $2,951,000 is outstanding under this Extension Note.

The notes were accounted for using the bifurcation method, and it was determined that the conversion feature was de minimis and was recorded at par value. As of each of September 30, 2025 and December 31, 2024, there was $3,181,000 of borrowings under the Working Capital Loans.

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

In connection with the closing of the transactions contemplated by the Investment Agreement, on January 26, 2023, the Old Sponsor underwent a reorganization pursuant to which the limited partners of the Old Sponsor transferred all of their limited partnership interests to the Sponsor. On January 26, 2023, the Old Sponsor was liquidated pursuant to applicable law by the retirement of the general partner of the Old Sponsor (the second to last partner of the Old Sponsor) and all Securities held by the Old Sponsor were distributed by operation of law to its sole remaining limited partner, the Sponsor, following which, on January 30, 2023, control of the Sponsor was transferred to affiliates of Antarctica Capital Partners, LLC, including Antarctica Endurance Manager, LLC, the general partner of the Sponsor.

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

Letter Agreement

On January 30, 2023, the Company, the Old Sponsor, certain officers and directors of the Company, and other parties thereto (the “Insiders,” and together with the Old Sponsor, the “Letter Agreement Parties”) entered into an amendment to the Letter Agreement to allow the Old Sponsor to transfer its holdings in the Company, directly or indirectly, to affiliate(s) of Antarctica Capital Partners, LLC, prior to the expiration of the applicable lock-up. In connection with the resignation of certain Insiders, the Letter Agreement Parties agreed that all Insiders that have resigned from their positions as officers and/or directors of the Company and that no longer hold Class B ordinary shares shall no longer be parties to the Letter Agreement.

Note 7 — Shareholders’ Deficit

Preference shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each (the “Preference Shares”). At September 30, 2025 and December 31, 2024, there were no Preference Shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares. As of September 30, 2025 and December 31, 2024, there were 7,600,000 and no shares issued and outstanding, excluding 64,302 and 2,367,684 shares subject to possible redemption, respectively.

Class B ordinary shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares. On January 30, 2024, the Sponsor converted an aggregate of 7,600,000 Class B ordinary shares into Class A ordinary shares on a one-for-one basis. At September 30, 2025 and December 31, 2024, there were 150,000 shares issued and outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2025	Level	December 31, 2024
Liabilities
Public Warrant Liability	2	$929,995	2	$165,333
Private Placement Warrant Liability	2	$492,000	2	$87,467

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the unaudited condensed statements of operations.

The Company established the initial fair value for the Public Warrants on January 29, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model, and for the Private Placement Warrants on January 29, 2021, using a Black-Scholes model. As of September 30, 2025 and December 31, 2024, the fair value of the Private Placement Warrants was valued utilizing the quoted market price of the Public Warrants, and the fair value of the Public Warrants by reference to the quoted market price of the Public Warrants. The Public Warrants and Private Placement Warrants were classified as Level 3 at the initial measurement date. There were no transfers among fair value hierarchy at September 30, 2025 and December 31, 2024. The Public Warrants are classified as Level 2 due to the lack of trading activity as of the reporting date.

Note 9 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	September 30, 2025	December 31, 2024
Cash held in Trust Account	$837,911	$28,123,011
Cash	$8,808	$5,303

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative costs	$248,326	$244,972	$928,100	$1,259,173
Interest earned on cash held in Trust Account	$7,292	$310,320	$98,299	$1,005,309

The CODM reviews interest earned on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated January 26, 2021 between the Company and Continental Stock Transfer & Trust Company, as trustee.

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the unaudited condensed financial statements were issued. Based on this review, other than as described below, the Company determined no events have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

On October 28, 2025, the Company drew additional Extension Funds, as approved by unanimous resolution of the extension committee of the Company’s board of directors, dated October 24, 2025, pursuant to the 2024 Note, which Extension Funds the Company deposited into the Company’s Trust Account for its public shareholders. This deposit enables the Company to extend the date by which it must complete its initial business combination from October 29, 2025 to November 29, 2025 (the “Ninth 2025 Extension”). The Ninth 2025 Extension is the ninth of eleven one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial Business Combination.

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

On each of February 25, 2025, March 27, 2025, April 29, 2025, May 28, 2025, June 26, 2025, July 28, 2025, August 28, 2025, and September 26, 2025 the Company drew the Extension Funds, in the aggregate amount of $5,000, as approved by unanimous director or extension committee resolution pursuant to the 2024 Note, which Extension Funds the Company deposited into the Company’s Trust Account for its public shareholders. These deposits enabled the Company to extend the date by which it must complete its initial Business Combination from February 28, 2025 to October 29, 2025. These extensions are eight of eleven one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provide the Company with additional time to complete its initial Business Combination. As of September 30, 2025 and December 31, 2024, the Company deposited an aggregate total of $705,000 and $660,000 Extension Funds pursuant to the 2024 Note, respectively.

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

On July 16, 2025, the Company’s Public Warrants and Units started trading on the OTCID. The main difference between OTCID and OTCQB is that securities listed on the OTCID undergo additional quality review and have different listing standards than those on the OTCQB, although all are tiers of the OTC Markets. The trading symbols for the Public Warrants and Units remained the same.

The transition to OTCID from OTCQB of the Company’s Public Warrants and Units did not affect the Company’s business operations, its relationships with partners or employees or its current SEC reporting obligations.

On September 8, 2025, Jindalee Lithium Limited, an Australian public company listed on the Australian Securities Exchange, announced that Jindalee and the Company had entered into a non-binding term sheet related to a business combination between the Company and HiTech Minerals, Inc., a Nevada corporation and wholly-owned subsidiary of Jindalee.

Liquidity and Going Concern Consideration

As of September 30, 2025, the Company had $8,808 in its operating bank account, and a working capital deficit of $6,546,604, net of the convertible promissory note – related party. Convertible promissory note - related party amounting to $3,181,000 is not expected to be settled out of the current assets.

Our liquidity needs to date have been satisfied through loans from the Sponsor to cover for certain operating expenses. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company working capital loans.

As of September 30, 2025, there was approximately $5,198,208 of borrowings outstanding and $330,000 of related administrative fees owed to the Sponsor under the following promissory notes:

●	During the period ended December 31, 2022, the Company issued the 2022 Notes totaling $258,780 to certain executive officers and affiliates of the Company. The proceeds of the 2022 Notes was used for general working capital purposes. The 2022 Notes bear no interest and is payable in full upon the earlier to occur of (i) the Termination Date or (ii) the consummation of the Company’s Business Combination. Failure to pay the principals within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2022 Notes may be accelerated. As of September 30, 2025 and December 31, 2024, $227,208 is outstanding under the 2022 Notes.

●	On January 18, 2023, the Company issued the 2023 Note in the amount of $230,000 to the Sponsor. The proceeds of the 2023 Note was used for general working capital purposes. The 2023 Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s Business Combination or (ii) the date that the winding up of the Company is effective. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2023 Note may be accelerated. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2023 Note may be converted into warrants of the Company, at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share of the Company. The warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Company’s IPO. As of September 30, 2025 and December 31, 2024, $230,000 is outstanding under this 2023 Note.

●	On January 30, 2023, the Company issued the Extension Note to the Sponsor. The Sponsor funded the initial principal amount of $450,000 on January 30, 2023. The Extension Note does not bear interest and matures upon closing of the Company’s Business Combination. In the event that the Company does not consummate a Business Combination, the Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Extension Note was deposited in the Trust Account. At the election of the payee, $1,270,000 of the total principal amount of the Extension Note may be converted, in whole or in part, at the option of the lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the IPO of the Company. As of September 30, 2025 and December 31, 2024, $2,951,000 is outstanding under this Extension Note.

●	On January 30, 2024, the Company issued the 2024 Note in the amount of $1,660,000, which was amended on June 5, 2025, to increase the principal amount by $590,000 from $1,660,000 to $2,250,000 to the Sponsor. Unless otherwise set forth in the amendment, all other provisions of the 2024 Note remain in full force and effect. The 2024 Note does not bear interest and matures upon closing of the Business Combination. In the event that the Company does not consummate a Business Combination, the 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of September 30, 2025 and December 31, 2024, $1,790,000 and $1,365,000 is outstanding under the 2024 Note, respectively.

We cannot provide any assurance that new financing along the lines detailed above will be available to us on commercially acceptable terms, if at all. Further, we have until the Termination Date to consummate a Business Combination, but we cannot provide assurance that we will be able to consummate a Business Combination by that date. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, the liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or January 29, 2026, the date the Company is required to liquidate. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations

Our entire activity from inception through September 30, 2025 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our Business Combination. We generate non-operating income in the form of interest income and dividends on cash and investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net loss of approximately $1,300,000, which included a loss from operations of approximately $248,000 and a loss from the change in fair value of warrant liabilities of approximately $1,100,000, partially offset by interest earned on investments held in the Trust Account of approximately $7,000.

For the nine months ended September 30, 2025, we had a net loss of approximately $2,000,000, which included a loss from operations of approximately $928,000 and a loss from the change in fair value of warrant liabilities of approximately $1,200,000, partially offset by interest earned on investments held in the Trust Account of approximately $98,000.

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

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

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

Dated: November 13, 2025	By:	/s/ Jarett Goldman
	Name:	Jarett Goldman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)