Form 10-K
period 2025-12-31
Constellation Acquisition Corp I
filed 2026-04-15
CIK 1834032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 001-39945

CONSTELLATION ACQUISITION CORP I

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1574835
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1290 Avenue of the Americas
10th Floor
New York, NY	10104
(Address of principal executive offices)	(Zip Code)

(646) 585-8975

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on Which Registered
Class A ordinary shares, $0.0001 par value	CSTAF	OTCID Basic Market
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.5	CSTWF	OTCID Basic Market
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	CSTUF	OTCID Basic Market

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

As of June 30, 2025 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date was $790,914.60 based upon the closing price reported for such date on the OTCQX Marketplace (includes the OTCQX® Best Market and OTCQB® Venture Market).

As of April 15, 2026, 7,646,529 Class A ordinary shares, par value $0.0001 per share, and 150,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

Documents Incorporated by Reference

None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K for the year ended December 31, 2025 (this “Annual Report”), or the context otherwise requires, references to:

●	“we,” “us,” “our,” “Company,” “company,” “our company,” or “Constellation” means Constellation Acquisition Corp I, a Cayman Islands exempted company;

●	“amended and restated memorandum and articles of association” means our Amended and Restated Memorandum and Articles of Association, as amended;

●	“Business Combination” means our initial merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Class A ordinary shares” or “Public Shares” means our Class A ordinary shares, par value $0.0001 per share;

●	“Class B ordinary shares” means our Class B ordinary shares, par value $0.0001 per share;

●	“Companies Act” means the Companies Act (As Revised) of the Cayman Islands, as the same may be amended from time to time;

●	“directors” means our current directors;

●	“founder shares” or “Founder Shares” means our Class B ordinary shares initially purchased by one of our officers in a private placement prior to our initial public offering and subsequently assigned to our Old Sponsor, and subsequently transferred to the Sponsor in the sponsor handover, for the same purchase price that was initially paid by one of our officers and the Class A ordinary shares that have been issued or will be issued from time to time or at the time of our Business Combination upon the conversion of the Class B ordinary shares (for the avoidance of doubt, such Class A ordinary shares will not be “Public Shares”);

●	“initial shareholders” means our initial shareholders, including directors that hold shares directly, and other holders of our founders shares prior to our initial public offering;

●	“IPO” or “Initial Public Offering” means the initial public offering of the securities of Constellation Acquisition Corp I on January 29, 2021;

●	“letter agreement” means the letter agreement, dated as of January 26, 2021, by and among the Company and its initial shareholders, directors and officers (as further amended by and among, the Company, its directors and officers, the Sponsor and other parties thereto, on January 30, 2023);

●	“management” or our “management team” means our officers and directors;

●	“Old Sponsor” means Constellation Sponsor GmbH & Co. KG, a German Limited Partnership, prior to the sponsor handover;

●	“ordinary shares” means our Class A ordinary shares and our Class B ordinary shares;

●	“original termination date” means January 29, 2023;

●	“OTC” means the OTCID Basic Market;

●	“private placement warrants” means the warrants issued to our Sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“Public Shares” means our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public shareholders” means the holders of our Public Shares, including our Sponsor and management team to the extent our Sponsor and/or members of our management team purchase Public Shares, provided that our Sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such Public Shares;

●	“sponsor” or “Sponsor” means Constellation Sponsor LP, a Delaware limited partnership, after the sponsor handover, the managers of which are Chandra R. Patel, Richard C. Davis and Jarett Goldman;

●	“Termination Date” means the date by which we are required to consummate a Business Combination pursuant to our amended and restated memorandum and articles of association;

●	“Units” means the Company’s units, each consisting of one Class A ordinary share and one-third of one redeemable warrant;

●	“Warrants” means our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market) and the private placement warrants, each exercisable for one Class A ordinary share at an exercise price of $11.50; and

●	“$,” and “U.S. dollar” means the United States dollar.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

Some of the statements contained in this Annual Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “projection,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our Business Combination;

●	our expectations around the performance of HiTech (as defined below) or any other prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our Business Combination;

●	our potential ability to obtain additional financing to complete our Business Combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential Business Combination opportunities;

●	our public securities’ liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account that was established in connection with our IPO (the “Trust Account”) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	our ability to continue as a going concern;

●	our financial performance; or

●	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report.

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

Company History

On November 23, 2020, one of our officers purchased an aggregate of 8,625,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share (the “founder shares”). On December 23, 2020, the founder shares were assigned to our Old Sponsor, and subsequently transferred to the Sponsor in the sponsor handover (as defined below), for the same purchase price that was initially paid by one of our officers. Our founder shares will automatically convert into Class A ordinary shares, on a one-for-one basis, upon the completion of the Business Combination. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the issued and outstanding ordinary shares upon completion of the IPO.

On January 29, 2021, we completed our IPO of 31,000,000 units at a price of $10.00 per unit, generating gross proceeds of $310,000,000. Each unit consists of one Class A ordinary share and one-third of one public warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to certain adjustments.

Substantially concurrently with the completion of the IPO, our Old Sponsor purchased an aggregate of 5,466,667 private placement warrants at a price of $1.50 per warrant, or $8,200,000 in the aggregate, which are now owned by our Sponsor as part of the sponsor handover. A total of $310,000,000, comprised of $303,800,000 of the proceeds from the IPO, including $10,850,000 of the underwriters’ deferred discount, and $6,200,000 of the proceeds of the sale of the private placement warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. On March 18, 2021, we announced that, commencing March 19, 2021, holders of the 31,000,000 units sold in the IPO may elect to separately trade the Class A ordinary shares and the public warrants included in the units. Those units not separated continue to trade on the OTCID Basic Market under the symbol “CSTUF” and the Constellation Class A ordinary shares and public warrants that were separated trade under the symbols “CSTAF” and “CSTWF”, also on the OTCID Basic Market.

On January 27, 2023, we held an extraordinary general meeting of shareholders (the “2023 Shareholder Meeting”) to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a Business Combination from January 29, 2023 to April 29, 2023 and to allow the Company, without another shareholder vote, to elect to extend such date on a monthly basis for up to nine times by an additional one month each time by resolution of the Company’s board of directors (the “Board” or the “board of directors”) if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until January 29, 2024, or a total of up to twelve months, unless the closing of the Business Combination shall have occurred prior to such date. The shareholders of the Company approved the proposal at the 2023 Shareholder Meeting, and on January 31, 2023 the Company filed the 2023 Articles Amendment with the Registrar of Companies of the Cayman Islands.

In connection with the 2023 Shareholder Meeting, the holders of 26,506,157 Class A ordinary shares properly exercised their right to redeem such shares for a price of approximately $10.167 per share, for an aggregate redemption amount of approximately $269,485,746. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $46,138,503. On February 13, 2023, a total of $46,600,678.12 (the remaining trust balance), was placed in a U.S.-based trust account at Citibank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee.

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

On January 29, 2024, the Company held an extraordinary general meeting of shareholders (the “2024 Shareholder Meeting”) (A) to amend, by way of special resolution, the Company’s amended and restated memorandum and articles of association to extend the Termination Date from January 29, 2024 to February 29, 2024 and to allow the Company, without another shareholder vote, to elect to extend such date on a monthly basis for up to eleven times by an additional one month each time, by resolution of the directors, if requested by the Sponsor, and upon five days’ advance notice prior to the Termination Date, until January 29, 2025, or a total of up to twelve months, unless the closing of a Business Combination shall have occurred prior thereto; and (B) to amend, by way of special resolution, the Company’s amended and restated memorandum and articles of association to eliminate from the amended and restated memorandum and articles of association the limitation that the Company may not redeem Class A ordinary shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended), of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem Public Shares irrespective of whether such redemption would exceed the Redemption Limitation. The shareholders of the Company approved both proposals at the 2024 Shareholder Meeting and, on January 30, 2024, the Company filed an amendment to the amended and restated memorandum and articles of association to effectuate the foregoing with the Registrar of Companies of the Cayman Islands.

In connection with that vote to approve the 2024 Extension Amendment Proposal and the 2024 Redemption Limitation Amendment Proposal Shareholder Meeting, the holders of 2,126,159 Class A ordinary shares properly exercised their right to redeem their shares for an aggregate price of approximately $11.13 per share, for an aggregate redemption amount of approximately $23,671,533. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $26,415,545.

On January 30, 2024, the Sponsor converted 7,600,000 Class B ordinary shares into Class A ordinary shares on a one-for-one basis. The Sponsor waived any right to receive funds from the Company’s Trust Account with respect to the Class A ordinary shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Class B ordinary shares under the terms of the letter agreement.

On January 27, 2025, the Company held an extraordinary general meeting of shareholders (the “2025 Shareholder Meeting”) (A) to amend, by way of special resolution, the Company’s amended and restated memorandum and articles of association to extend the Termination Date from January 29, 2025 to February 28, 2025 and to allow the Company, without another shareholder vote, to elect to extend such date on a monthly basis for up to eleven times by an additional one month each time, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the Termination Date, until January 29, 2026, or a total of up to twelve months, unless the closing of a business combination shall have occurred prior thereto; (B) to amend, by way of special resolution, the amended and restated memorandum and articles of association to permit for the issuance of Class A ordinary shares to holders of the Company’s Class B ordinary shares, upon the exercise of the right of a holder of the Class B ordinary shares to convert such holder’s Class B ordinary shares into Class A ordinary shares on a one-for-one basis at any time and from time to time prior to the closing of an initial business combination at the election of the holder. The shareholders of the Company approved both proposals at the 2025 Shareholder Meeting and, on January 28, 2025, the Company filed an amendment to the amended and restated memorandum and articles of association to effectuate the foregoing with the Registrar of Companies of the Cayman Islands.

In connection with the 2025 Shareholder Meeting, the holders of 2,303,382 Class A ordinary shares properly exercised their right to redeem their shares for a price of approximately $11.91 per share, for an aggregate redemption amount of approximately $27,428,399. After the satisfaction of such redemptions and receipt of the initial deposit of $5,000 to the Trust Account, the balance in the Trust Account was approximately $778,970.65.

On January 27, 2026, the Company held an extraordinary general meeting of shareholders (the “2026 Shareholder Meeting”) to amend, by way of special resolution, the Company’s amended and restated memorandum and articles of association to extend the Termination Date from January 29, 2026 to February 28, 2026 and to allow the Company, without another shareholder vote, to elect to extend such date on a monthly basis for up to eleven times by an additional one month each time, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the Termination Date, until January 29, 2027, or a total of up to twelve months, unless the closing of a Business Combination shall have occurred prior thereto. The shareholders of the Company approved the proposal at the 2026 Shareholder Meeting and, on January 28, 2026, the Company filed an amendment to the amended and restated memorandum and articles of association to effectuate the foregoing with the Registrar of Companies of the Cayman Islands.

In connection with the 2026 Shareholder Meeting, the holders of 17,773 Class A ordinary shares properly exercised their right to redeem their shares for a price of approximately $13.39 per share, for an aggregate redemption amount of approximately $238,039. After the satisfaction of such redemptions and receipt of the initial deposit of $5,000 to the Trust Account, the balance in the Trust Account was approximately $628,176. Following such redemptions, there were 7,646,529 Class A ordinary shares outstanding, of which 46,529 are held by public shareholders.

On January 16, 2024, Constellation voluntarily delisted its Class A ordinary shares, Warrants, and Units (together with the ordinary shares and the Warrants, the “Securities”), from the New York Stock Exchange and began trading its Securities on the over-the-counter market. The Class A ordinary shares are currently quoted on the OTCID under the trading symbol “CSTAF,” the Warrants are currently quoted on OTCID under the trading symbol “CSTWF”, and the Units are currently quoted on the OTCID under the trading symbol “CSTUF”.

Proposed Business Combination

The HiTech Business Combination

On April 9, 2026, the Company, US Elemental Inc., a Delaware corporation (“PubCo”), CAC Merger Sub I LLC, a Delaware limited liability company and a direct wholly owned subsidiary of PubCo (“Merger Sub 1”), USE Merger Sub 2 Inc., a Nevada corporation (“Merger Sub 2”), and HiTech Minerals Inc., a Nevada corporation (“HiTech”), entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”).

The Business Combination Agreement provides for, among other things, the consummation of the following transactions (the transactions contemplated by the Business Combination Agreement, collectively, the “HiTech Business Combination”):

(i)

The Company and HiTech will each merge with a subsidiary of PubCo and, in connection therewith, each issued and outstanding ordinary share will automatically be cancelled and exchanged for one newly issued share of common stock, par value $0.0001 per share, of PubCo (the “PubCo Common Shares”) and each Warrant will be automatically assumed and converted into a warrant to purchase one PubCo Common Share;

(ii)	Intercompany amounts or obligations funded by Jindalee Lithium Limited, HiTech’s parent (“Jindalee”), as a loan to HiTech, (a) existing as of September 3, 2025 will be settled at the closing of the HiTech Business Combination (the “Closing”) through the issuance of PubCo Loan Warrants, with the number of PubCo Loan Warrants equal to (y) the principal amount outstanding under the applicable Existing Jindalee Intercompany Amounts divided by (z) $1.50 and (b) incurred after that date and prior to the Closing in order to finance ordinary course operations of HiTech or HiTech Transaction Expenses will, at Jindalee’s election prior to the Initial Merger Effective Time, either be settled in cash or converted into PubCo Common Shares at a 15% discount to the IPO Price per Share

(iii)	(a) Existing Sponsor Loans will be converted at the Initial Closing, into PubCo Loan Warrants, with the number of PubCo Loan Warrants equal to (y) the principal amount outstanding under the applicable Sponsor Loans divided by (z) $1.50, (b) Continuing Sponsor Loans used to finance SPAC Transaction Expenses or Other Transaction Expenses that are due and payable prior to the Acquisition Closing will be repaid in cash at the Acquisition Closing, and (c) Continuing Sponsor Non-Transaction Loans used other than to finance SPAC Transaction Expenses or Other Transaction Expenses will be converted into PubCo Loan Warrants at the Initial Closing, with the number of PubCo Loan Warrants equal to (y) the principal amount outstanding under the applicable Sponsor Loans divided by (z) $1.50, immediately prior to the Initial Merger Effective Time;

(iv)	the shares of Preferred Stock (as defined below) will be cancelled and exchanged for Preferred Stock of PubCo.

The HiTech Business Combination is expected to close in the second half of 2026, following the receipt of the required approval by the Company’s and HiTech’s shareholders and the fulfillment of other customary closing conditions.

Consideration

Under the terms of the Business Combination Agreement, the aggregate consideration in the HiTech Business Combination is derived from an equity value of $500 million.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, Sponsor, the Company and HiTech entered into a sponsor support agreement (the “Sponsor Support Agreement”), pursuant to which, among other things, and subject to the terms and conditions set forth therein, Sponsor agrees (i) to vote all ordinary shares held by them in favor of the HiTech Business Combination and the Transaction Proposals, (ii) to waive the anti-dilution rights of the CSTA Class B ordinary shares under the SPAC Charter, (iii) to forfeit a specified amount of ordinary shares when and if required in accordance with the express terms thereof, (iv) to appear at the extraordinary general meeting of the Company’s shareholders in person or by proxy for purposes of counting towards a quorum, (v) to vote all ordinary shares against any proposals that would in any material respect impede the HiTech Business Combination or any other Transaction Proposal, (vi) not to redeem any ordinary shares, (vii) not to transfer any ordinary shares, other than as permitted therein, (viii) to the fullest extent permitted by law, waive any rights of dissent pursuant to section 238 of the Cayman Act in respect to all ordinary shares with respect to the Initial Merger, to the extent applicable, and (ix) to agree to a lock-up of its PubCo Common Shares during the respective periods as set forth therein.

Parent Transaction Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Company and Jindalee entered into a transaction support agreement (the “Parent Transaction Support Agreement”), pursuant to which, among other things, and subject to the terms and conditions set forth therein, Jindalee agreed (i) to execute and deliver to the Company, HiTech and PubCo a written consent in its capacity as the sole voting shareholder of HiTech casting a vote to approve the HiTech Business Combination promptly following receipt of the Required Parent Shareholder Approval, (ii) to hold a meeting of its shareholders for the purposes of obtaining the necessary consent for the Company to consummate the HiTech Business Combination and to solicit the vote necessary to obtain the Required Parent Shareholder Approval and agree to such other actions with respect to the meeting of the Jindalee shareholders (the “Jindalee Shareholders’ Meeting”) as set forth therein, (iii) to agree to a lock-up of its PubCo Common Shares during the respective periods as set forth therein, (iv) not to transfer any HiTech Shares, and (v) to unconditionally and irrevocably waive the dissenters’ rights pursuant to the Nevada Revised Corporations Act of the State of Nevada in respect to all Company Shares with respect to the Acquisition Merger, if applicable.

Parent Shareholder Voting Agreement

Concurrently with the execution of the Business Combination Agreement, certain record and beneficial owners of issued and outstanding ordinary shares of Jindalee (the “Supportive Parent Shareholders”) entered into a transaction support agreement (collectively, the “Parent Shareholder Voting Agreement”) with Jindalee, pursuant to which among other things and subject to the terms and conditions set forth therein, each Supportive Parent Shareholder agrees (i) to appear at the Jindalee Shareholders’ Meeting in person, by proxy or power of attorney for purposes of counting towards a quorum, (ii) to vote, or cause to be voted, all Jindalee shares held or controlled by such Supportive Parent Shareholder in favor of the Company’s consummation of the HiTech Business Combination and against any proposals that would in any material respect impede the HiTech Business Combination or any other acquisition proposal by a third party, and (iii) prior to the Acquisition Closing, not to transfer any securities in Jindalee.

Class B Holder Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Company, certain holders of CSTA Class B ordinary shares (each as “Class B Holder” and, collectively, the “Class B Holders”) and HiTech entered into letter agreements (the “Class B Holder Support Agreements”), pursuant to which, among other things, each Class B Holder agreed to (i) vote in favor of each of the Transaction Proposals, including approval of the Business Combination Agreement and the transactions contemplated thereby, (ii) waive all anti-dilution protections with respect to the conversion of CSTA Class B ordinary shares into CSTA Class A ordinary shares, and (iii) refrain from transferring or encumbering their CSTA Class B ordinary shares (or after the Closing, PubCo Common Shares) until the earlier of (y) 12 months after the Closing or PubCo’s completion of a qualifying change-of-control transaction or (z) certain specific events, including the occurrence of PubCo’s share price reaching a specific threshold.

Convertible Preferred Share Purchase Agreement

Concurrently with the execution of the Business Combination Agreement, on April 9, 2026, Endurance Antarctica Partners II, LLC (the “Purchaser”), an affiliate of Antarctica Capital and the Sponsor, entered into a securities purchase agreement with Jindalee and HiTech (the “Convertible Preferred SPA”), pursuant to which the Purchaser (A) purchased from HiTech 1,550 shares of 12.0% Series A Cumulative Convertible Preferred Stock (the “Preferred Stock”), having the rights and privileges set forth in the Certificate of Designation included as an exhibit to the Convertible Preferred SPA (the “Certificate of Designation”), for an aggregate purchase price of $1,550,000, and (B) committed to purchase $2,500,000 in newly issued equity or equity-linked securities of PubCo, on substantially the same terms as PIPE Financing Agreements to be executed in connection with the HiTech Business Combination, subject to certain terms and conditions, including that the “Minimum Cash Condition” in the Business Combination Agreement is satisfied and not waived (unless Purchaser consents to such waiver) at the time of the Closing. Pursuant to the Convertible Preferred SPA, the Preferred Stock will automatically be cancelled and exchanged for Preferred Stock of PubCo at the time of the Closing, and PubCo will issue a number of warrants to Purchaser or its permitted transferees that is equal to the Accrued Value (as defined in the Certificate of Designation) divided by the Conversion Price (as defined in the Certificate of Designation), in each case, measured as of the date of Closing (the “PubCo Warrants”). Such securities will be issued in a private placement pursuant to Section 4(a)(2) of the Securities Act. The PubCo Common Shares issuable upon conversion of the Preferred Stock and exercise of the PubCo Warrants will be included as “Registrable Securities” under a Registration Rights Agreement to be entered into at the Closing.

If any securities are issued and sold in a PIPE in connection with the HiTech Business Combination with terms more favorable to the purchaser thereof than the terms set forth in the Convertible Preferred SPA applicable to Purchaser (including, without limitation, valuation, conversion price or mechanics, mandatory or optional redemption, discount, warrant coverage, liquidation preference, collateral, restrictive covenants, anti-dilution protection, or other economic or governance right), then the parties to the Convertible Preferred SPA have agreed, at the option of the Purchaser, to promptly amend any applicable documents to extend such more favorable term or terms to the Purchaser.

In connection with such purchase of Preferred Stock, Jindalee and Purchaser executed a Parent Guarantee, dated as of April 9, 2026, pursuant to which Jindalee agreed to guarantee HiTech’s payment obligation in connection with the mandatory redemption of the Preferred Stock and any Accrued Value if the Business Combination Agreement is terminated.

The Preferred Stock will vote together with the PubCo Common Shares after the Closing and shall rank senior to all existing and future classes of equity securities with respect to dividend and liquidation rights. The Preferred Stock will accrue dividends daily at the rate of (a) if paid in kind, 12.0% per annum of the original issue price, plus the amount of previously accrued dividends paid in kind, or (b) if paid in cash, 10.0% per annum of the original issue price, plus the amount of previously accrued dividends. Such dividends compound quarterly. Upon the occurrence and during the continuation of any Event of Default (as defined in the Certificate of Designation), the dividend rate shall automatically increase to 15.0% until such Event of Default is cured or waived. The initial conversion price for the Preferred Stock will be $1,000.00 per share, subject to customary anti-dilution adjustments. Starting on the six month anniversary of the Closing and thereafter, on a quarterly basis through the second anniversary of the Closing, the conversion price will be subject to a downward adjustment based on the 20-day trailing volume-weighted average price of PubCo Common Shares, provided that the conversion price will not be reduced below $7.50 per share. Following the Closing, PubCo may redeem the Preferred Stock subject to certain premiums to the Accrued Value and the Preferred Stock will be redeemable at the option of the Purchaser at 100% of the Accrued Value after the fifth anniversary of the Closing. In the event of a change of control of PubCo after the Closing, PubCo will be required to offer to repurchase the Preferred Stock for cash at the greater of (i) the applicable call premium multiple of the Accrued Value, and (ii) the amount holder of the Preferred Stock would receive if the Preferred Stock were converted into PubCo Common Shares. Commencing on the day after the Closing, as long as the Purchaser owns at least 20% of the Preferred Stock issued and outstanding as of the Closing, PubCo or any of its successors shall not, without the affirmative vote or action by written consent of the holders of a majority of the Preferred Stock then outstanding: (i) alter or change the rights, preferences, or privileges of the Preferred Stock; (ii) increase or decrease the authorized number of shares of Preferred Stock, or issue any additional shares thereof; (iii) create any new class or series of shares having rights, preferences, or privileges senior to or on parity with the Preferred Stock; or (iv) amend, replace, or repeal the certificate of incorporation or bylaws in a manner that adversely affects the Preferred Stock.

The PubCo Warrants to be issued at the Closing pursuant to the Convertible Preferred Share Purchase Agreement will expire five years from the Closing and will be initially exercisable at $11.50 per share, subject to the same anti-dilution and other adjustments applicable to the Preferred Stock.

There is no guarantee that the entities will be able to consummate the HiTech Business Combination by the Termination Date or that Closing will occur. For more information on the HiTech Business Combination, please refer to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2026, and the Proxy Statement/Registration Statement on Form S-4 that will be filed by PubCo with the U.S. Securities and Exchange Commission (the “SEC”).

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

Members of our board directly or indirectly own founder shares and private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Business Combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers or directors were to be included by a target business as a condition to any agreement with respect to our Business Combination.

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

Corporate Information

Our executive offices are located at 1290 Avenue of the Americas, 10th Floor New York, NY, 10104. Our website is www.constellationacquisition.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report.

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

Effecting Our Business Combination

General

We intend to effectuate our Business Combination using cash from the proceeds of the IPO, the sale of the private placement warrants, our equity, debt or a combination of these as the consideration to be paid in our Business Combination. We may seek to complete our Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

Evaluation of a Target Business and Structuring of Our Business Combination

In evaluating a prospective target business, we conduct a thorough due diligence review which encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, market analysis, as well as a review of financial, operational, legal and other information which will be made available to us.

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

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our Business Combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our team will remain with the combined company will be made at the time of our Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our Business Combination. Moreover, we cannot assure you that members of our team will have significant experience or knowledge relating to the operations of the particular target business.

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

Permitted Purchases and Other Transactions with Respect to Our Securities

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

The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company and any transactions where we seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange rule or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons.

The requirement that we provide our public shareholders with the opportunity to redeem their Public Shares by one of the two methods listed above is contained in provisions of our amended and restated memorandum and articles of association and will apply whether we maintain our registration under the Exchange Act or our listing on the OTC. Such provisions may be amended if approved by holders of two thirds of our ordinary shares who attend and vote at a general meeting of the company, so long as we offer redemption in connection with such amendment.

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

Limitation on Redemption upon Completion of Our Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares (as defined below), without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our founding to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our team at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the IPO without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we will not restrict our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our Business Combination.

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

If our initial proposed HiTech Business Combination is not completed, we may continue to try to complete a Business Combination with a different target by the Termination Date.

Redemption of Public Shares and Liquidation If No Business Combination

Our amended and restated memorandum and articles of association provides that we will have until the Termination Date to consummate a Business Combination. If we do not consummate a Business Combination by the Termination Date, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less taxes payable), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and other requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate a Business Combination by the Termination Date. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose.

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

Our public shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not consummate a Business Combination by the Termination Date, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Business Combination or to redeem 100% of our Public Shares if we do not complete our Business Combination by the Termination Date, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-Business Combination activity, and (iii) if they redeem their respective shares for cash upon the completion of the Business Combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of a Business Combination or liquidation if we have not consummated a Business Combination by the Termination Date, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our Business Combination, a shareholder’s voting in connection with the Business Combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Conflicts of Interest

Any of our officers and directors may have additional fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity.

Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has a current fiduciary or contractual obligation, he or she will honor his or her fiduciary or contractual obligations by presenting such Business Combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Business Combination.

Facilities

We currently maintain our executive offices at 1290 Avenue of the Americas, 10th Floor, New York, NY, 10104. The cost for our use of this space is included in the fee of up to $10,000 per month fee that we pay to our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

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

As of December 31, 2025, the Company had $4,966 in its operating bank account and a working capital deficit of $6,702,247.

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

If we are unable to consummate the HiTech Business Combination, we may not be able to find a suitable target business and consummate a Business Combination by the Termination Date. Our ability to complete our Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. Further, financial markets may be adversely affected by current or anticipated military conflicts (including the military conflicts between Russia and Ukraine and in the Middle East and rising tensions between China and Taiwan), terrorism, sanctions or other geopolitical events. See “—Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical tensions, including the conflicts between Russia-Ukraine and in the Middle East, rising tensions between China and Taiwan, and subsequent sanctions against individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.”

If we have not consummated a Business Combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less taxes payable), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and other requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless. See “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

Our shareholders may not be afforded an opportunity to vote on our proposed Business Combination, which means we may complete our Business Combination even though a majority of our shareholders do not support such a combination.

We may not hold a shareholder vote to approve our Business Combination unless the Business Combination would require shareholder approval under applicable Cayman Islands law or stock exchange listing requirements or if we decide to hold a shareholder vote for business or other reasons. Except as required by applicable law or stock exchange rules, the decision as to whether we will seek shareholder approval of a proposed Business Combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our Business Combination even if holders of a majority of the outstanding ordinary shares do not approve of the Business Combination we consummate. See “Item 1. Business-Shareholders May Not Have the Ability to Approve Our Business Combination” for additional information.

Your only opportunity to affect the decision regarding a potential business combination may be limited to the exercise of your right to require us to redeem your shares for cash, unless we seek shareholder approval of such business combination.

Since our board of directors may complete a Business Combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the Business Combination, unless we seek such shareholder vote. Accordingly, your only opportunity to affect the decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial Business Combination.

If we seek shareholder approval of our Business Combination, our Sponsor and members of our team have agreed to vote in favor of such Business Combination, regardless of how our public shareholders vote.

Our Sponsor currently owns approximately 97.7% of our outstanding ordinary shares. Our Sponsor and members of our team also may from time-to-time purchase Class A ordinary shares prior to the completion of our Business Combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval, we will complete our Business Combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. As such, a Business Combination may be approved by our Sponsor without the vote of any of the Public Shares.

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

The requirement that we consummate a Business Combination by the Termination Date may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Business Combination on terms that would produce value for our shareholders.

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

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical tensions, including the conflicts between Russia-Ukraine and in the Middle East, rising tensions between China and Taiwan, and subsequent sanctions against individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

U.S. and global markets have experienced, and may continue to experience, volatility and disruption resulting from geopolitical tensions, including the conflicts between Russia-Ukraine and in the Middle East and rising China-Taiwan tensions. In response to the invasion of Ukraine by Russia, the United States, the United Kingdom, the European Union and other countries announced, and may continue to announce, various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. Increasing geopolitical tensions have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine, the conflict in the Middle East and growing tensions between China and Taiwan are highly unpredictable, the conflicts could lead to market disruptions, including significant volatility in energy and other commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. Any such disruptions may also have the effect of heightening many of the other risks described elsewhere in this Annual Report. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

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

The United States has recently enacted significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict potential target companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact our possibility of closing an initial Business Combination.

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

In the event that our Sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (i) vote in favor of the Business Combination and thereby increase the likelihood of obtaining shareholder approval of the Business Combination, (ii) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our Business Combination, or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our Business Combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Item 1. Business-Permitted Purchases and Other Transactions with Respect to Our Securities” for a description of how our Sponsor, directors, executive officers, advisors or their affiliates will select which shareholders to purchase securities from in any private transaction.

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

If we do not consummate a Business Combination by the Termination Date, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, will be used to fund the redemption of our Public Shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the Termination Date, before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our Business Combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our Business Combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

We will consider a Business Combination outside of our founders’ area of expertise if a Business Combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our team will endeavor to evaluate the risks inherent in any particular Business Combination target, we may not adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a Business Combination target. In the event we elect to pursue an acquisition outside of the areas of our founders’ expertise, our founders’ expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our founders’ expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our team may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following our Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

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

Following the 2026 Shareholder Meeting, we had approximately $861,215 available in the Trust Account to consummate a Business Combination.

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

Although we believe that the net proceeds of our initial public offering and the sale of the private placement units and the funds from permitted withdrawals will be sufficient to allow us to complete our initial business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement units and the funds from permitted withdrawals prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Such financing may not be available on acceptable terms, if at all. The current economic environment may make difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Risks Relating to Our Securities

We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We were formed on November 20, 2020 under the laws of the Cayman Islands and have no operating history. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. Although we have entered into a non-binding term sheet with Jindalee, we have not entered into a definitive, binding agreement for any Business Combination, and may never do so. We have no other plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

NYSE delisted Constellation’s securities from its exchange after Constellation’s voluntary request which could limit investors’ ability to make transactions in its securities and subject Constellation to additional trading restrictions.

On December 20, 2023, Constellation announced its intention to voluntarily delist its Securities from NYSE. The Board approved the voluntary delisting on December 20, 2023 and the Company provided notice of the voluntary delisting to NYSE on December 20, 2023.

On January 16, 2024, Constellation voluntarily delisted its Securities from NYSE and began trading its Securities on the over-the-counter market. The Class A ordinary shares are currently quoted on the OTCID Basic Market (“OTCID”) under the trading symbol “CSTAF,” the Warrants are currently quoted on the OTCID under the trading symbol “CSTWF” and the Units are currently quoted on the OTCID under the trading symbol “CSTUF.”

On OTC, Constellation remains subject to the periodic reporting requirements of the U.S. Securities Exchange Act of 1934, as amended. Since our Securities trade on the over-the-counter market, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	a reduced liquidity for our securities;

●	a determination that our Public Shares are “penny stocks” which will require brokers trading in our securities to adhere to more stringent rules, including being subject to the depository requirements of Rule 419 of the Securities Act, and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a decreased ability to issue additional securities or obtain additional financing in the future; and

●	a less attractive acquisition vehicle to a target business in connection with an initial Business Combination.

Since we are no longer listed on NYSE, our securities do not qualify as covered securities under such statute and we are subject to regulation in each state in which we offer our securities. In addition, because our securities were delisted from NYSE and are no longer listed on a national securities exchange, we may be less attractive to potential Business Combination targets and thereby adversely affect our ability to complete a Business Combination.

If we seek shareholder approval of our Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO, which we refer to as the “Excess Shares,” without our prior consent. However, we will not restrict our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

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

We have not registered, and will not register, the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our Business Combination to use our commercially reasonable efforts to file a registration statement under the Securities Act covering such shares and to maintain the effectiveness of such registration statement issuable upon exercise of the warrants until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. We may not able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. Under certain circumstances, if the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. Following our 2026 Shareholder Meeting, there were 7,646,529 Class A ordinary shares of the Company outstanding, of which 46,529 Class A ordinary shares were held by the Company’s public shareholders. In addition, following our 2026 Shareholder Meeting, there were 192,353,471 and 20,000,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our Business Combination as described herein and in our amended and restated memorandum and articles of association. Immediately after the IPO, there were no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our Business Combination or under an employee incentive plan after completion of our Business Combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our Business Combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to the completion of our Business Combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any Business Combination or on any other proposal presented to shareholders prior to or in connection with the completion of a Business Combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

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

The founder shares will automatically convert into Class A ordinary shares on the first business day following the closing of our Business Combination. The conversion shall occur at a ratio such that the total number of Class A ordinary shares issued upon conversion of all founder shares will represent approximately 20% of the sum of (i) all Class A ordinary shares and Class B ordinary shares outstanding at the time of the Business Combination, plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the company in connection with or in relation to the consummation of the Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the Business Combination and any private placement warrants issued to our Sponsor, members of our team or any of their affiliates upon conversion of working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

The grant of registration rights to our initial shareholders may make it more difficult to complete our Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

The Registration Rights Agreement provides that our initial shareholders, and their permitted transferees can demand that we register the Class A ordinary shares into which founder shares are convertible, the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and warrants that may be issued upon conversion of working capital loans and the Class A ordinary shares issuable upon conversion of such warrants. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our initial shareholders or their permitted transferees are registered for resale.

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

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt, we may choose to incur substantial debt to complete our Business Combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account.

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

We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, if, among other things, the Reference Value (as defined in the warrant agreement) equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like). If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants as described above could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the Market Value (as defined below) of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by affiliates of our Sponsor or their permitted transferees.

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

As a result, included on our condensed balance sheets as of December 31, 2025 and 2024 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

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

Risks Relating to Regulatory Compliance Requirements

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial Business Combination and instead liquidate Constellation.

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

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a Business Combination and thereafter to operate the post-transaction business or assets for the long term. We do not spend a considerable amount of time actively managing the assets in the Trust Account for the primary purpose of achieving investment returns. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our activities subject us to the Investment Company Act.

Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any Public Shares properly submitted in connection with the implementation by the directors of, following a shareholder vote, an amendment to our Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an initial business combination or to redeem 100% of our Public Shares if we have not consummated our initial business combination by the Termination Date (as defined below) or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination by the Termination Date, our return of the funds held in the Trust Account to holders of our Public Shares as part of our redemption of the Public Shares.

In the adopting release for the 2024 SPAC Rules, the SEC provided guidance that a SPAC’s potential status as an “investment company” depends on a variety of factors, such as a SPAC’s duration, asset composition, business purpose and activities and “is a question of facts and circumstances” requiring individualized analysis. If we were deemed to be subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. Unless we are able to modify our activities so that we would not be deemed an investment company, we would either register as an investment company or wind down and abandon our efforts to complete an initial business combination and instead liquidate and dissolve in accordance with our Memorandum and Articles of Association.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we have instructed Continental Stock Transfer & Trust Company (“Continental”) to liquidate the Securities held in the Trust Account and instead hold all funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following such change, we will likely receive minimal interest on the funds held in the Trust Account, which would reduce the dollar amount that our public shareholders would receive upon any redemption or our liquidation of Constellation.

Initially, the funds in the Trust Account had, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we liquidated the U.S. government treasury obligations or money market funds held in the Trust Account and instructed Continental, the trustee with respect to the Trust Account, to maintain the funds in the trust account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or the liquidation of Constellation. Interest on such deposit account is currently approximately 2.75% per annum, but such deposit account carries a variable rate and Constellation cannot assure you that such rate will not decrease or increase significantly.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and other legal and regulatory requirements, and our consummation of an initial Business Combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-Business Combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination. The SEC has, in the past year, adopted certain rules and may, in the future adopt other rules, which may have a material effect on our activities and on our ability to consummate an initial Business Combination, including the 2024 SPAC Rules (as defined below) described below.

The SEC has recently issued final rules relating to certain activities of SPACs. Certain of the procedures that we or others may determine to undertake in connection with such rules may increase our costs and the time needed to complete a Business Combination.

On January 24, 2024, the SEC issued final rules (the “2024 SPAC Rules”), which became effective on July 1, 2024, that formally adopted some of the SEC’s proposed rules for SPACs that were released on March 30, 2022. The 2024 SPAC Rules, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings including requiring disclosure of all material bases of the projections and all material assumptions underlying the projections; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2024 SPAC Rules may materially adversely affect our business, including our ability to negotiate and complete, and the costs associated with, our initial Business Combination and results of operations.

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

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. investor holding our Class A ordinary shares or warrants, the U.S. investor may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. There can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. investor such information as the Internal Revenue Service may require, including a PFIC Annual Information Statement, in order to enable the U.S. investor to make and maintain a “qualified electing fund” election, which could mitigate certain of the adverse U.S. federal income tax consequences of our PFIC status to U.S. investors, but there can be no assurance that we will timely provide such information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisers regarding the possible application of the PFIC rules.

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

We are listed on OTCID Basic Market and as such are not required to hold annual general meetings. As an exempted company, there is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with our founding team. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.

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

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our Business Combination. For a complete discussion of our executive officers’ and directors’ other business affairs, see “Item 7. Management-Officers, Directors and Director Nominees.”

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

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, see “Item 1. Business-Conflicts of Interest,” “Item 10. Directors, Executive Officers and Corporate Governance-Conflicts of Interest,” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-Business Combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-Business Combination activity (including the requirement to deposit proceeds of the IPO and the sale of the private placement warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our Business Combination may only be amended by a special resolution passed by holders representing at least two-thirds of our issued and outstanding Class A ordinary shares. Our initial shareholders, and their permitted transferees, if any, who collectively beneficially own approximately 99.39% of our Class A ordinary shares following the 2026 Shareholder Meeting, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete a Business Combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

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

Following the 2026 Shareholder Meeting, our Sponsor owns 97.9 of our issued and outstanding ordinary shares. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our Sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our Sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our Sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our Business Combination. Accordingly, our Sponsor will continue to exert control at least until the completion of our Business Combination. In addition, we have agreed not to enter into a definitive agreement regarding a Business Combination without the prior consent of our Sponsor.

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

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this Annual Report, but requires the approval by the holders of at least 50% of the then- outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant. We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

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

We may not be able to complete the Business Combination since such initial business combination may be subject to regulatory review and approval requirement, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

Constellation’s sponsor is Constellation Sponsor LP, a Delaware limited partnership. As of April 15, 2026, the Sponsor owned 7,633,750 Ordinary Shares and 5,466,667 Private Placement Warrants. The Sponsor is controlled by affiliates of Antarctica Capital Partners, LLC, including Antarctica Endurance Manager, LLC. There are three managers of Antarctica Endurance Manager, LLC: Chandra R. Patel, Richard C. David, and Jarett Goldman. Each manager has one vote, and the approval of a majority is required to approve an action of Antarctica Endurance Manager, LLC. Under the so-called “rule of three,” no individual manager has voting or dispositive control over any of the securities held by the Sponsor. Though the Sponsor is exclusively controlled by U.S. citizens and has its principal place of business in the U.S., it is possible that non-U.S. persons could be involved in our Business Combination, which may increase the risk that our Business Combination becomes subject to regulatory review, including a potential mandatory or voluntary review by CFIUS. If our Business Combination falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with a Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing a Business Combination. If CFIUS reviews the Business Combination, CFIUS may decide to block, delay or impose conditions to mitigate national security concerns with respect to such Business Combination or order us to divest all or a portion of a U.S. business of the combined company. A failure to notify CFIUS of a transaction where such notification was required or otherwise warranted based on the national security considerations presented by an investment target may expose the Sponsor and/or the combined company to legal penalties, costs, and/or other adverse reputational and financial effects, thus potentially diminishing the value of the combined company. In addition, CFIUS is actively pursuing transactions that were not notified to it and may ask questions regarding, or impose restrictions or mitigation on, a Business Combination post-closing.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our Business Combination, our failure to obtain any required approvals within the requisite time period may require us to redeem our Public Shares. If we cannot complete a Business Combination by January 29, 2027, if extended, because the transaction is still under review or because our Business Combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public shareholders may only receive their pro rata portion of the funds in the Trust Account, and our warrants will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We are a SPAC with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates.

Therefore, the Company does not consider that it faces significant cybersecurity risk and has not adopted any cybersecurity risk management program or formal processes for assessing, identifying, and managing material risks from cybersecurity threats. Our board is ultimately responsible for overseeing the Company’s risk management activities in general and, as deemed necessary by our management team, will be informed of any cybersecurity threats or risks that may arise. In fiscal year 2025, the Company did not identify any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy and results of operations.

Item 2. Property

We currently maintain our executive offices at 1290 Avenue of the Americas, 10th Floor New York, NY, 10104. The cost of the space is included in the up to $10,000 monthly fee that we pay our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our Class A ordinary shares and units trade on the OTCID Basic Market under the symbols “CSTAF” and “CSTUF,” respectively, and our warrants trade on the OTCID Basic Market under the symbol “CSTWF.” We voluntarily delisted our Class A ordinary shares, units and warrants from the NYSE and, on January 16, 2024, our Class A ordinary shares, units and warrants began trading on the OTC.

(b) Holders

As of the date of this Annual Report, there were 2 holders of record of our Class A ordinary shares, 1 holder of record of our units, 4 holders of record of our Class B ordinary shares, 1 holder of record of our public warrants and 1 holder of record of our private placement warrants.

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

None.

Use of Proceeds

None.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On January 27, 2026, we held the 2026 Shareholder Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a Business Combination. In connection with that vote, the holders of 17,773 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $13.39 per share, for an aggregate redemption amount of $238,038.96. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $623,176.45.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On December 20, 2023, the board approved the voluntary delisting of its Securities from the NYSE, and on January 16, 2024, the Company began trading its Class A ordinary shares and Units on OTCQB under the symbols “CSTAF” and “CSTUF,” respectively, and its Public Warrants on the OTC Venture under the symbol “CSTWF.”

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

On each of February 25, 2025, March 27, 2025, April 29, 2025, May 28, 2025, June 26, 2025, July 28, 2025, August 28, 2025, September 26, 2025, October 28, 2025, November 25, 2025, December 23, 2025, February 27, 2026, and March 26, 2026 the Company drew the Extension Funds, in the aggregate amount of $5,000 each month, as approved by unanimous director or extension committee resolution pursuant to the 2024 Note, which Extension Funds the Company deposited into the Company’s Trust Account for its public shareholders. These deposits enabled the Company to extend the date by which it must complete its initial Business Combination from February 28, 2025 to April 29, 2026. These extensions were eleven of eleven one-month extensions of 2025 Extension and first and second of eleven one-month extensions of 2026 Extension permitted under the amended and restated memorandum and articles of association and provide the Company with additional time to complete its initial Business Combination. As of December 31, 2025 and 2024, the Company deposited an aggregate total of $720,000 and $660,000 Extension Funds pursuant to the 2024 Note, respectively.

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

On January 27, 2026, the Company held the 2026 Shareholder Meeting (A) to amend, by way of special resolution, the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination from January 29, 2026 (the “Original Termination Date”) to February 28, 2026 (the “Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to eleven times by an additional one month each time after the Articles Extension Date, by resolution of the Board, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date for an aggregate extension period of up to twelve months after the Original Termination Date, ending no later than January 29, 2027, unless the closing of a Business Combination shall have occurred prior thereto (the “Extension Amendment Proposal”); and (B) if required, an adjournment proposal to adjourn, by way of ordinary resolution, the Shareholder Meeting to a later date or dates or indefinitely, if necessary, (i) to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Shareholder Meeting, there are insufficient ordinary shares in the capital of Constellation represented (either in person or by proxy) to approve the Extension Amendment Proposal or (ii) where the Board has determined it is otherwise necessary (the “Adjournment Proposal”).

The shareholders of the Company approved the Extension Amendment Proposal at the Shareholder Meeting and on January 28, 2026, the Company filed an amendment to the Memorandum and Articles of Association (the “Articles Amendment”) with the Registrar of Companies of the Cayman Islands.

In connection with the vote to approve the Extension Amendment Proposal, the holders of 17,773 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $13.39 per share, for an aggregate redemption amount of approximately $238,039. After the satisfaction of such redemptions and receipt of the initial deposit of $5,000 to the Trust Account, the balance in the Trust Account will be approximately $628,176, and there are 7,646,529 Class A ordinary shares of the Company outstanding, of which 46,529 Class A ordinary shares are held by the Company’s public shareholders.

Proposed Business Combination

The HiTech Business Combination

On April 9, 2026, the Company entered into the Business Combination Agreement with PubCo, Merger Sub 1, Merger Sub 2 and HiTech. The Business Combination Agreement provides for, among other things, the consummation of the following transactions:

(i)

The Company and HiTech will each merge with a subsidiary of PubCo and, in connection therewith, each issued and outstanding ordinary share will automatically be cancelled and exchanged for one PubCo Common Shares and each Warrant will be automatically assumed and converted into a warrant to purchase one PubCo Common Share;

(ii)	Intercompany amounts or obligations funded by Jindalee as a loan to HiTech, (a) existing as of September 3, 2025 will be settled at the Closing through the issuance of PubCo Loan Warrants, with the number of PubCo Loan Warrants equal to (y) the principal amount outstanding under the applicable Existing Jindalee Intercompany Amounts divided by (z) $1.50 and (b) incurred after that date and prior to the Closing in order to finance ordinary course operations of HiTech or HiTech Transaction Expenses will, at Jindalee’s election prior to the Initial Merger Effective Time, either be settled in cash or converted into PubCo Common Shares at a 15% discount to the IPO Price per Share

(iii)	(a) Existing Sponsor Loans will be converted at the Initial Closing, into PubCo Loan Warrants, with the number of PubCo Loan Warrants equal to (y) the principal amount outstanding under the applicable Sponsor Loans divided by (z) $1.50, (b) Continuing Sponsor Loans used to finance SPAC Transaction Expenses or Other Transaction Expenses that are due and payable prior to the Acquisition Closing will be repaid in cash at the Acquisition Closing, and (c) Continuing Sponsor Non-Transaction Loans used other than to finance SPAC Transaction Expenses or Other Transaction Expenses will be converted into PubCo Loan Warrants at the Initial Closing, with the number of PubCo Loan Warrants equal to (y) the principal amount outstanding under the applicable Sponsor Loans divided by (z) $1.50, immediately prior to the Initial Merger Effective Time;

(iv)	the shares of Preferred Stock (as defined below) will be cancelled and exchanged for Preferred Stock of PubCo.

The HiTech Business Combination is expected to close in the second half of 2026, following the receipt of the required approval by the Company’s and HiTech’s shareholders and the fulfillment of other customary closing conditions.

Consideration

Under the terms of the Business Combination Agreement, the aggregate consideration in the HiTech Business Combination is derived from an equity value of $500 million.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, Sponsor, the Company and HiTech entered into the Sponsor Support Agreement, pursuant to which, among other things, and subject to the terms and conditions set forth therein, Sponsor agrees (i) to vote all ordinary shares held by them in favor of the HiTech Business Combination and the Transaction Proposals, (ii) to waive the anti-dilution rights of the CSTA Class B ordinary shares under the SPAC Charter, (iii) to forfeit a specified amount of ordinary shares when and if required in accordance with the express terms thereof, (iv) to appear at the extraordinary general meeting of the Company’s shareholders in person or by proxy for purposes of counting towards a quorum, (v) to vote all ordinary shares against any proposals that would in any material respect impede the HiTech Business Combination or any other Transaction Proposal, (vi) not to redeem any ordinary shares, (vii) not to transfer any ordinary shares, other than as permitted therein, (viii) to the fullest extent permitted by law, waive any rights of dissent pursuant to section 238 of the Cayman Act in respect to all ordinary shares with respect to the Initial Merger, to the extent applicable, and (ix) to agree to a lock-up of its PubCo Common Shares during the respective periods as set forth therein.

Parent Transaction Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Company and Jindalee entered into the Parent Transaction Support Agreement, pursuant to which, among other things, and subject to the terms and conditions set forth therein, Jindalee agreed (i) to execute and deliver to the Company, HiTech and PubCo a written consent in its capacity as the sole voting shareholder of HiTech casting a vote to approve the HiTech Business Combination promptly following receipt of the Required Parent Shareholder Approval, (ii) to hold a meeting of its shareholders for the purposes of obtaining the necessary consent for the Company to consummate the HiTech Business Combination and to solicit the vote necessary to obtain the Required Parent Shareholder Approval and agree to such other actions with respect to the Jindalee Shareholders’ Meeting as set forth therein, (iii) to agree to a lock-up of its PubCo Common Shares during the respective periods as set forth therein, (iv) not to transfer any HiTech Shares, and (v) to unconditionally and irrevocably waive the dissenters’ rights pursuant to the Nevada Revised Corporations Act of the State of Nevada in respect to all Company Shares with respect to the Acquisition Merger, if applicable.

Parent Shareholder Voting Agreement

Concurrently with the execution of the Business Combination Agreement, certain record and the Supportive Parent Shareholders entered into the Parent Shareholder Voting Agreement with Jindalee, pursuant to which among other things and subject to the terms and conditions set forth therein, each Supportive Parent Shareholder agrees (i) to appear at the Jindalee Shareholders’ Meeting in person, by proxy or power of attorney for purposes of counting towards a quorum, (ii) to vote, or cause to be voted, all Jindalee shares held or controlled by such Supportive Parent Shareholder in favor of the Company’s consummation of the HiTech Business Combination and against any proposals that would in any material respect impede the HiTech Business Combination or any other acquisition proposal by a third party, and (iii) prior to the Acquisition Closing, not to transfer any securities in Jindalee.

Class B Holder Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Company, Class B Holders and HiTech entered into the Class B Holder Support Agreements, pursuant to which, among other things, each Class B Holder agreed to (i) vote in favor of each of the Transaction Proposals, including approval of the Business Combination Agreement and the transactions contemplated thereby, (ii) waive all anti-dilution protections with respect to the conversion of CSTA Class B ordinary shares into CSTA Class A ordinary shares, and (iii) refrain from transferring or encumbering their CSTA Class B ordinary shares (or after the Closing, PubCo Common Shares) until the earlier of (y) 12 months after the Closing or PubCo’s completion of a qualifying change-of-control transaction or (z) certain specific events, including the occurrence of PubCo’s share price reaching a specific threshold.

Convertible Preferred Share Purchase Agreement

Concurrently with the execution of the Business Combination Agreement, on April 9, 2026, Purchaser, an affiliate of Antarctica Capital and the Sponsor, entered into a Convertible Preferred SPA with Jindalee and HiTech, pursuant to which the Purchaser (A) purchased from HiTech 1,550 shares of 12.0% Preferred Stock, having the rights and privileges set forth in the Certificate of Designation included as an exhibit to the Convertible Preferred SPA, for an aggregate purchase price of $1,550,000, and (B) committed to purchase $2,500,000 in newly issued equity or equity-linked securities of PubCo, on substantially the same terms as PIPE Financing Agreements to be executed in connection with the HiTech Business Combination, subject to certain terms and conditions, including that the “Minimum Cash Condition” in the Business Combination Agreement is satisfied and not waived (unless Purchaser consents to such waiver) at the time of the Closing. Pursuant to the Convertible Preferred SPA, the Preferred Stock will automatically be cancelled and exchanged for Preferred Stock of PubCo at the time of the Closing, and PubCo will issue a number of warrants to Purchaser or its permitted transferees that is equal to the Accrued Value divided by the Conversion Price (as defined in the Certificate of Designation), in each case, measured as of the date of Closing. Such securities will be issued in a private placement pursuant to Section 4(a)(2) of the Securities Act. The PubCo Common Shares issuable upon conversion of the Preferred Stock and exercise of the Warrants will be included as “Registrable Securities” under a Registration Rights Agreement to be entered into at the Closing.

If any securities are issued and sold in a PIPE in connection with the HiTech Business Combination with terms more favorable to the purchaser thereof than the terms set forth in the Convertible Preferred SPA applicable to Purchaser (including, without limitation, valuation, conversion price or mechanics, mandatory or optional redemption, discount, warrant coverage, liquidation preference, collateral, restrictive covenants, anti-dilution protection, or other economic or governance right), then the parties to the Convertible Preferred SPA have agreed, at the option of the Purchaser, to promptly amend any applicable documents to extend such more favorable term or terms to the Purchaser.

In connection with such purchase of Preferred Stock, Jindalee and Purchaser executed a Parent Guarantee, dated as of April 9, 2026, pursuant to which Jindalee agreed to guarantee HiTech’s payment obligation in connection with the mandatory redemption of the Preferred Stock and any Accrued Value if the Business Combination Agreement is terminated.

The Preferred Stock will vote together with the PubCo Common Shares after the Closing and shall rank senior to all existing and future classes of equity securities with respect to dividend and liquidation rights. The Preferred Stock will accrue dividends daily at the rate of (a) if paid in kind, 12.0% per annum of the original issue price, plus the amount of previously accrued dividends paid in kind, or (b) if paid in cash, 10.0% per annum of the original issue price, plus the amount of previously accrued dividends. Such dividends compound quarterly. Upon the occurrence and during the continuation of any Event of Default (as defined in the Certificate of Designation), the dividend rate shall automatically increase to 15.0% until such Event of Default is cured or waived. The initial conversion price for the Preferred Stock will be $1,000.00 per share, subject to customary anti-dilution adjustments. Starting on the six month anniversary of the Closing and thereafter, on a quarterly basis through the second anniversary of the Closing, the conversion price will be subject to a downward adjustment based on the 20-day trailing volume-weighted average price of PubCo Common Shares, provided that the conversion price will not be reduced below $7.50 per share. Following the Closing, PubCo may redeem the Preferred Stock subject to certain premiums to the Accrued Value and the Preferred Stock will be redeemable at the option of the Purchaser at 100% of the Accrued Value after the fifth anniversary of the Closing. In the event of a change of control of PubCo after the Closing, PubCo will be required to offer to repurchase the Preferred Stock for cash at the greater of (i) the applicable call premium multiple of the Accrued Value, and (ii) the amount holder of the Preferred Stock would receive if the Preferred Stock were converted into PubCo Common Shares. Commencing on the day after the Closing, as long as the Purchaser owns at least 20% of the Preferred Stock issued and outstanding as of the Closing, PubCo or any of its successors shall not, without the affirmative vote or action by written consent of the holders of a majority of the Preferred Stock then outstanding: (i) alter or change the rights, preferences, or privileges of the Preferred Stock; (ii) increase or decrease the authorized number of shares of Preferred Stock, or issue any additional shares thereof; (iii) create any new class or series of shares having rights, preferences, or privileges senior to or on parity with the Preferred Stock; or (iv) amend, replace, or repeal the certificate of incorporation or bylaws in a manner that adversely affects the Preferred Stock.

The PubCo Warrants to be issued at the Closing pursuant to the Convertible Preferred Share Purchase Agreement will expire five years from the Closing and will be initially exercisable at $11.50 per share, subject to the same anti-dilution and other adjustments applicable to the Preferred Stock.

There is no guarantee that the entities will be able to consummate the HiTech Business Combination by the Termination Date or that Closing will occur. For more information on the HiTech Business Combination, please refer to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2026, and the Proxy Statement/Registration Statement on Form S-4 that will be filed by PubCo with the U.S. Securities and Exchange Commission.

Liquidity and Going Concern Consideration

As of December 31, 2025, the Company had $4,966 in its operating bank account, and a working capital deficit of $6,702,247, net of the convertible promissory note – related party. Convertible promissory note - related party amounting to $3,181,000 is not expected to be settled out of the current assets.

Our liquidity needs to date have been satisfied through loans from the Sponsor to cover for certain operating expenses. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company working capital loans.

As of December 31, 2025, there was approximately $5,303,109 of borrowings outstanding and $360,000 of related administrative fees owed to the Sponsor under the following promissory notes:

●	During the period ended December 31, 2022, the Company issued the 2022 Notes totaling $258,780 to certain executive officers and affiliates of the Company. The proceeds of the 2022 Notes was used for general working capital purposes. The 2022 Notes bear no interest and is payable in full upon the earlier to occur of (i) the Termination Date or (ii) the consummation of the Company’s Business Combination. Failure to pay the principals within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2022 Notes may be accelerated. As of December 31, 2025 and 2024, $227,208 is outstanding under the 2022 Notes.

●	On January 18, 2023, the Company issued the 2023 Note in the amount of $230,000 to the Sponsor. The proceeds of the 2023 Note was used for general working capital purposes. The 2023 Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s Business Combination or (ii) the date that the winding up of the Company is effective. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2023 Note may be accelerated. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2023 Note may be converted into warrants of the Company, at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share of the Company. The warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Company’s IPO. As of December 31, 2025 and 2024, $230,000 is outstanding under this 2023 Note.

●	On January 30, 2023, the Company issued the Extension Note to the Sponsor. The Sponsor funded the initial principal amount of $450,000 on January 30, 2023. The Extension Note does not bear interest and matures upon closing of the Company’s Business Combination. In the event that the Company does not consummate a Business Combination, the Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Extension Note was deposited in the Trust Account. At the election of the payee, $1,270,000 of the total principal amount of the Extension Note may be converted, in whole or in part, at the option of the lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the IPO of the Company. As of December 31, 2025 and 2024, $2,951,000 is outstanding under this Extension Note.

●	On January 30, 2024, the Company issued the 2024 Note in the amount of $1,660,000, which was amended on June 5, 2025, to increase the principal amount by $590,000 from $1,660,000 to $2,250,000 to the Sponsor. Unless otherwise set forth in the amendment, all other provisions of the 2024 Note remain in full force and effect. The 2024 Note does not bear interest and matures upon closing of the Business Combination. In the event that the Company does not consummate a Business Combination, the 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of December 31, 2025 and 2024, $1,894,901 and $1,365,000 is outstanding under the 2024 Note, respectively.

We cannot provide any assurance that new financing along the lines detailed above will be available to us on commercially acceptable terms, if at all. Further, we have until the Termination Date to consummate a Business Combination, but we cannot provide assurance that we will be able to consummate a Business Combination by that date. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, the liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or April 29, 2026 (or no later than January 29, 2027), the date the Company is required to liquidate. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations

Our entire activity from inception through December 31, 2025 related to our formation, the preparation for the IPO, and since the closing of the Initial Public Offering, the search for a prospective Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our Business Combination. We generate non-operating income in the form of interest income and dividends on cash and investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had a net loss of approximately $3,200,000, which included a loss from operations of approximately $1,100,000 and a loss from the change in fair value of warrant liabilities of approximately $2,300,000, partially offset by interest earned on investments held in the Trust Account of approximately $105,000.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting” (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 became effective as of December 31, 2024, and our management adopted ASU 2023-07 in our financial statements and related disclosures (see Note 9).

The Company’s management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

On January 27, 2023, we liquidated the U.S. government treasury obligations or money market funds held in the Trust Account. The funds in the Trust Account will be maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of our initial Business Combination or our liquidation. Interest on such deposit account is currently approximately 2.75% per anum, but such deposit account carries a variable rate, and we cannot assure you that such rate will not decrease or increase significantly.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Annual Report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2025.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period ended December 31, 2025 covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the year ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Name	Age	Position
Officers
Chandra R. Patel	60	Chief Executive Officer
Richard C. Davis	60	President
Jarett Goldman	39	Chief Financial Officer
Graeme Shaw	55	Chief Technology Officer
Directors
Chandra R. Patel	60	Chairman and Director
Richard C. Davis	60	Director
Heiko Faass	50	Independent Director
Nicole Schepanek	51	Independent Director
Bob Stafanowski	63	Independent Director

Management

Chandra R. Patel has served as our Chief Executive Officer, Chairman and Director of the board since the sponsor handover and is the founder of Antarctica Capital and has served as the managing partner of Antarctica Capital since 2010. Antarctica Capital is an alternative asset manager headquartered in New York. Mr. Patel is responsible for Antarctica Capital’s strategic direction and core relationships and leads the firm’s key expansion initiatives. He developed the insurance and real assets business for Antarctica Capital and its SIGA®, SARO® and SEREY™ investment strategies. Mr. Patel co-founded Antarctica Capital’s private equity business and raised its first real estate fund. Mr. Patel served as the Chief Executive Officer and Chairman of the board of Global Partner Acquisition Corp II (“GPAC”) from January 2023 until July 2024 and served on the board of Stardust Power, Inc. from July 2024 until December 2024. Mr. Patel served as the chairman of the board of directors of Endurance Acquisition Corp. (“Endurance”) from April 2021 until the completion of its Business Combination with SatixFy Communications Ltd. (“SatixFy”) in October 2022. Previously, he invested in a portfolio of companies in technology and healthcare, and he was involved in a number of cross-border transactions and policy initiatives. Mr. Patel also founded and held senior management positions at a variety of technology and information services companies and was an associate at a leading New York law firm. He sits on the boards of American Life & Security Corp., Weddell Holdings, EarthDaily Analytics Corp., EarthDaily Constellation Group Inc., eCommunity Holdings and Play Rugby USA. Mr. Patel also sits on the Executive Committee of the North American Advisory Board of the London School of Economics. Mr. Patel graduated from the University of Kansas (Bachelors of Arts), Summa Cum Laude, London School of Economics (Master of Science), and Boston College (Juris Doctor). We believe that Mr. Patel is well qualified to serve on our board due to his extensive experience in private equity transactions and as the founder and managing partner of Antarctica Capital.

Richard C. Davis has served as our President and Director since the sponsor handover and is a highly experienced executive with over 30 years of experience in corporate finance, private equity and the space industry. Mr. Davis has served as the chief executive officer and a member of the board of directors of Endurance from April 2021 until the completion of its Business Combination with SatixFy in October 2022. Since March 2021, he has served as a managing director of ADP. He is also a founder and managing member of ArgoSat Advisors, a premier global advisory firm focused on the space industry that was founded in 2009. Mr. Davis also serves on the boards of EarthDaily Analytics Corp., EarthDaily Constellation Group Inc., and AscendArc. Prior to ArgoSat, Mr. Davis was President, and later interim-CFO, for ProtoStar, a communications satellite operator which raised over $500 million and launched two DTH satellites over Asia. Earlier in his career, Mr. Davis was a private equity investor Principal at VantagePoint Venture Partners, a private equity and venture capital firm with $4 billion of assets under management. His focus was on media/telecom as well as semiconductors/semiconductor capital equipment. Before that he was a vice president and founding member of the Lehman Brothers Communication Fund which was an $800 million private equity fund focused on communications infrastructure investments. In these roles, Mr. Davis was involved in equity and debt investments, asset acquisitions and dispositions and mergers and other Business Combinations or spin-offs for approximately two dozen companies in various investment lifecycle stages. Mr. Davis started his corporate finance career as an associate at Salomon Brothers. Mr. Davis was formerly an instructor pilot in the United States Air Force. He received his B.S. in Astrophysics (cum laude) from the University of Minnesota, and his MBA from the University of Virginia. We believe that Mr. Davis is well qualified to serve on our board due to his extensive experience in private equity transactions.

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

Board of Directors

Heiko Faass has served as a Director since 2023 and is an experienced entrepreneur, advisor and private investor across Europe, United States and Latin America with over 20 years of vast experience in principal investing, turnaround and special situations, capital markets and corporate management. Mr. Faass serves as CEO of a family office and is a Senior Advisor at Octinity Corporate Advisory solving challenging and complex, high value situations around the globe. Mr. Faass has served as CEO of a corporate advisory firm as well as a media company and from 2008 to 2012 as Chief Executive Officer of a joint venture to develop a $400 million dollar health luxury resort overseeing all aspects from business planning, capital raising and development planning for a hotel complex, several hundred apartments and villas. Prior to that, from 2001-2005, Mr. Faass served as the co-founder and manager of a M&A Boutique Firm in Frankfurt, Germany, where he was responsible for deal generation and overseeing all operations. Mr. Faass has held management and partner positions across a series of industries, sizes and in Germany and the United States. Mr. Faass has been involved in the origination, review, structuring and execution of transactions from startups to restructuring cases to large real estate and real estate developments with a special focus on technology, manufacturing, commercial real estate and real estate development. In 2024, the German President Frank Walter Steinmeier, together with German Foreign Minister Annalena Baerbock, appointed him Honorary Consul of the Federal Republic of Germany to Puerto Rico / USA and the US Virgin Islands. Mr. Faass formerly served as an officer of Ferrer Faass & Co LLC in San Juan, Puerto Rico until November 2023. Ferrer Faass & Co LLC filed for Chapter 7 bankruptcy on December 27, 2024. Mr. Faass also served as chief executive officer of Latin Media House LLC in San Juan, Puerto Rico until the entity dissolved in February 2023. Latin Media House LLC filed for Chapter 7 bankruptcy on December 27, 2024. We believe that Mr. Faass is well qualified to serve on our board due to his extensive experience as founder and executive of a series of companies and his experience in private equity and real estate transactions.

Nicole Schepanek has served as a Director since 2023 and has a long history in management positions and in supervisory roles for companies. Since 2021, Ms. Schepanek has been the managing partner and co-founder of Aureus Capital, an active private equity investor with a focus on B2B financial services companies with a tech angle and a corporate finance advisor for fast-growing companies, especially in the financial services sector, housed in the Berlin, Germany office in Schönefeld. Nicole also served as the head of risk & data services and managing director of Swiss Re, one of the world’s leading providers of reinsurance, from 2024 until 2025. From 2018 to 2021, Ms. Schepanek was managing director and partner in the New York City, USA office of the Boston Consulting Group. In this role, Ms. Schepanek focused on strategic finance, risk, and capital management, as well as strategy, (digital) innovation, and strategic M&A topics of Tier I insurance and banking groups. Prior to this, Ms. Schepanek established Aureus Advisory in 2010, a consulting boutique that provided both traditional consulting and digital advisory support, which she ran until 2018. The Tier I insurance and banking groups that Aureus Advisory supported spanned clients located in France, Germany, Italy, Switzerland, United Kingdom, and the United States. From 2008 to 2010, Ms. Schepanek was the Head of Financial Institutions and Compliance for SPQR Capital, a Private Equity Investor in London, the United Kingdom. Similarly, she was the Vice President of EMEA Financial Institutions Groups, Bank of America in London, the United Kingdom from 2007 to 2008. Prior to that, Ms. Schepanek was as Principal part of the Risk Management & Insurance team at Oliver Wyman, working in both the Global Insurance Leadership and Global Risk Management teams, from 2005 to 2007 and as part of the Financial Services group from 1998 to 2003. Between Ms. Schepanek’s time at Oliver Wyman, Ms. Schepanek spent a year with McKinsey & Company in its Risk Management and Insurance group. Ms. Schepanek also served previously as a member of AlphaQs Supervisory Board from 2023 until 2025, and as an independent director at CV Real Estate from 2023 until 2024. She is currently the Chair of the Development Board at Autistica - a leading UK-based autism medical research charity -, and the audit committee chair for Swiss Insurtech Hub. Ms. Schepanek received her Corporate Governance Certificate in 2022 from INSEAD Int. Directors Program. Prior to that, Ms. Schepanek studied for and received her Masters in Mathematics with minors in economics and statistics in 1998. We believe that Ms. Schepanek is well qualified to serve on our board due to her extensive experience as a managing director, work with global Tier I insurance and banking groups, and knowhow of private equity transactions.

Bob Stefanowski has served as a Director since 2023 and has over 30 years of experience in finance, business turnarounds, strategy, board governance and regulatory compliance. Mr. Stefanowski is a former Certified Public Accountant, Certified Financial Analyst and Certified Fraud Examiner. Mr. Stefanowski’s senior roles included Chief Financial Officer of the Investment Banking Division of UBS and an Officer of the General Electric Company. Mr. Stefanowski was previously the President and Chief Executive Officer of DFC Global, a Consumer Lender owned by Lone Star Private Equity. Prior to that, he was the Chief Financial Officer of UBS’s Investment Bank headquartered in London, UK. Mr. Stefanowski previously ran the US Operations of 3i Private Equity, a UK FTSE company. Mr. Stefanowski came to 3i from General Electric where he served as CEO of GE Corporate Finance Europe. Mr. Stefanowski was appointed a Company Officer by the GE Board of Directors in April 2006, becoming one of the top leaders in a company with 300,000 employees. He was Chairman of the Board of Directors of GE Heller Bank AG (Mainz, Germany), GE Corporate Finance Bank (London, UK) GE Business Finance (Milan, Italy), GE Artesia Bank NV (Amsterdam, Netherlands) and a Board Member of GE Facto France (Paris, France) and BPH Bank (Warsaw, Poland). Mr. Stefanowski also held various M&A, Finance and Sales roles in his 14-year career with GE. Previously, he was a senior accountant with Price Waterhouse Coopers in Hartford, CT, a Litigation Consultant in Los Angeles, California and Managing Director of M&A for Brink’s Incorporated. Mr. Stefanowski is currently serving as the chief financial officer of Bitcoin Standard Treasury Company (BSTR). Mr. Stefanowski earned a BS in Accounting from Fairfield University and an MBA from Cornell University. Mr. Stefanowski has authored two books “Making M&A Deals Happen” published in February 2007 and “Material Adverse Change” published in September 2017. We believe that Mr. Stefanowski is well qualified to serve on our board due to his extensive experience in board governance, finance, and successful management of business shifts.

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

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of one or more chairman of the board, chief executive officer, chief financial officer, chief business officer, president, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Director Independence

An “independent director” is defined generally means a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. We have determined that Heiko Faass, Nicole Schepanek and Bob Stefanowski are independent directors and they are also independent under applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

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

Subject to phase-in rules and a limited exception, the rules of Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

Heiko Faass, Nicole Schepanek and Bob Stefanowski serve as members of our audit committee. Our board of directors has determined that each of Heiko Faass, Nicole Schepanek and Bob Stefanowski are independent. Bob Stefanowski serves as the Chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that they each qualify as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

Nominating Committee

The members of our nominating committee are Heiko Faass, Nicole Schepanek and Bob Stefanowski. Nicole Schepanek serves as Chairman of the nominating committee. Our board of directors has determined that each of Heiko Faass, Nicole Schepanek and Bob Stefanowski are independent.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which is specified in the committee’s charter, generally provide that persons to be nominated:

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

The nominating committee considers a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

The members of our compensation committee are Heiko Faass, Nicole Schepanek and Bob Stefanowski. Heiko Faass serves as Chairman of the compensation committee.

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

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the OTC and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the years ending December 31, 2025 and 2024, there were no delinquent filers.

Clawback Policy

Our board of directors has adopted a Clawback Policy (the “Clawback Policy”) designed to comply with Section 10D of the Exchange Act and the rules promulgated thereunder. The Clawback Policy is also filed as an exhibit to this Annual Report. The Company believes that it is in the best interests of the Company and its shareholders to create and maintain a culture that emphasizes integrity and accountability and that reinforces the Company’s pay-for-performance compensation philosophy. The Company’s board of directors therefore adopted the Clawback Policy, which provides for the recoupment of certain executive compensation in the event that the Company is required to prepare an accounting restatement of its financial statements due to material noncompliance with any financial reporting requirement under the federal securities laws. The Clawback Policy is administered by the Company’s compensation committee. Any determinations made by the compensation committee are final and binding on all affected individuals. The Clawback Policy applies to the Company’s current and former executive officers (as determined by the compensation committee in accordance with Section 10D of the Exchange Act and the rules promulgated thereunder and such other senior executives or employees who may from time to time be deemed subject to the Clawback Policy by the compensation committee.

Insider Trading Policy

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules, and regulations. As part of this commitment, we adopted our Insider Trading Policy on January 8, 2021, governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees, and all other individuals. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

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

Individual	Entity	Entity’s Business	Affiliation
Chandra R. Patel	Antarctica Capital	Alternative Asset Manager	Founder and Managing Partner
	EarthDaily Analytics Corp.	Earth Observation and Data Analytics Company	Director
	EarthDaily Constellation Group Inc.	Earth Observation and Data Analytics Company	Director
	American Life & Security Corp.	Insurance Company	Chairman
	Weddell Holdings	Reinsurance Company	Director
	Technical Realty Group USA	Data Center Owner and Operator	Director
	eCommunity Holdings	Fiber Asset Owner and Operator	Director
	Play Rugby USA	Non-profit youth development organization	Director
	London School of Economics	University	Board Member of Executive Committee
Richard C. Davis	Antarctica Capital	Alternative Asset Manager	Managing Director
	ArgoSat Advisors	Global Advisory Firm	Founder and Managing Member
	EarthDaily Analytics Corp.	Earth Observation and Data Analytics Company	Director
	EarthDaily Constellation Group Inc.	Earth Observation and Data Analytics Company	Director
	AscendArc	Satellite Communications Company	Board Member
Jarett Goldman	Antarctica Capital	Alternative Asset Manager	Director
	EarthDaily Constellation Group Inc.	Geospatial Analytics Company	Director
	Weddell Holdings	Reinsurance Company	Director
Graeme Shaw	ArgoSat Advisors	Global Advisory Firm	Founder and Managing Member
	Antarctica Capital	Alternative Asset Manager	Managing Director
Heiko Faass	–	–	–
Nicole Schepanek	Aureus Capital	Private Equity Investor	Managing Partner
	CN 4 Portfolio AG	Insurance	Deputy Chair
Bob Stefanowoski	Lolo Consulting	Financial Consulting	Founder

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers, directors and external advisors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our Old Sponsor subscribed for founder shares prior to the date of the IPO and affiliates of our Old Sponsor purchased private placement warrants in a transaction that closed simultaneously with the closing of the IPO. Such founder shares and private placement warrants have been subsequently transferred to our Sponsor. Our Sponsor and our team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any Public Shares purchased during or after the IPO in connection with (i) the completion of our Business Combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Business Combination or to redeem 100% of our Public Shares if we do not complete our Business Combination by the Termination Date, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-Business Combination activity. Additionally, our Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to its founder shares if we fail to complete our Business Combination within the required time period. If we do not complete our Business Combination within the required time period, the private placement warrants and the underlying securities will expire worthless. Except as described herein, our Sponsor and our team have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our Business Combination and (B) subsequent to our Business Combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our Business Combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, private placement warrants and the Class A ordinary shares underlying such warrants, will not be transferable until 30 days following the completion of our Business Combination. Because each of our executive officers and director nominees will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Business Combination.

●	Our officers, directors and external advisors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers, directors and advisors was included by a target business as a condition to any agreement with respect to our Business Combination.

We are not prohibited from pursuing a Business Combination or subsequent transaction with a company that is affiliated with our Sponsor or any member of our team. In the event we seek to complete our Business Combination with a company that is affiliated with our Sponsor or any of our founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or an independent valuation or accounting firm that such Business Combination or transaction is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our Sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our Business Combination. Further, commencing on the date our securities were first listed on NYSE, we will also reimburse our Sponsor for office space, secretarial and administrative services provided to us, and other obligations of our Sponsor, in the amount of up to $10,000 per month.

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

Item 11. Executive Compensation.

None of our officers or directors have received or, prior to our Business Combination, will receive any cash compensation for services rendered to us, other than $25,000 that was paid to each of our independent directors in 2023 for their role on a special committee to consider a potential business combination. We paid our Old Sponsor, and following the Sponsor handover, we pay our Sponsor up to $10,000 per month for office space, administrative and support services. Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or any of their affiliates.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares available to us as of April 15, 2026, with respect to our ordinary shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares; and

●	each of our executive officers, directors and director nominees; and all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. In the table below, percentage ownership is based on (i) 7,646,529 Class A ordinary shares and (ii) 150,000 Class B ordinary shares issued and outstanding as of April 15, 2026. As a result, the below table accounts for redemption of shares that occurred in connection with the 2026 Shareholder Meeting. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this report.

	Class A ordinary shares		Class B ordinary shares		Ordinary shares
Name of Beneficial Owners	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Five Percent Holders
Constellation Sponsor LP (our Sponsor)(1)(2)	7,600,000	99.39%	33,750	22.5%	97.91%
Directors and Executive Officers of Constellation
Chandra R. Patel(2)(3)	—	—	—	—	—
Jarett Goldman(2)(3)	—	—	—	—	—
Richard C. Davis(2)(3)	—	—	—	—	—
Graeme Shaw(2)(3)	—	—	—	—	—
Nicole Schepanek(2)(3)	—	—	—	—	—
Heiko Faass(2)(3)	—	—	—	—	—
Bob Stefanowski(2)(3)	—	—	—	—	—
All officers and directors as a group (7 individuals)	—	—	—	—	—

(1)	In connection with the closing of the transactions contemplated by the Investment Agreement, on January 26, 2023 the Old Sponsor underwent a reorganization pursuant to which the limited partners of the Old Sponsor transferred all of their limited partnership interests to the Sponsor, a newly formed Delaware limited partnership. On January 26, 2023, the Old Sponsor was liquidated pursuant to applicable law by the retirement of the general partner of the Old Sponsor (the second to last partner of the Old Sponsor) and all securities held by the Old Sponsor were distributed by operation of law to its sole remaining limited partner, the Sponsor, following which, on January 30, 2023, control of the Old Sponsor was transferred to affiliates of Antarctica Capital Partners, LLC, including Antarctica Endurance Manager, LLC. Antarctica Endurance Manager, LLC, is the general partner of the Sponsor. There are three managers of Antarctica Endurance Manager, LLC. Each manager has one vote, and the approval of a majority is required to approve an action of Antarctica Endurance Manager, LLC. Under the so-called “rule of three”, if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regards to Antarctica Endurance Manager, LLC. Based upon the foregoing analysis, no individual manager of Antarctica Endurance Manager, LLC exercises voting or dispositive control over any of the securities held by the Sponsor, even those in which he or she directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such securities.

(2)	The business address of each of the following entities and individuals is 1290 Avenue of the Americas, 10th Floor, New York, New York 10104.

(3)	Does not include any shares indirectly owned by this individual as a result of his or her partnership interest in the Sponsor.

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

Equity Compensation Plans

As of December 31, 2025, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

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

We currently maintain our executive offices at 1290 Avenue of the Americas, 10th Floor New York, NY, 10104. The cost for our use of this space is included in the fee of up to $10,000 per month that we will pay to our Sponsor for office space, administrative and support services, and other obligations of our Sponsor, commencing on the date that our securities were first listed on NYSE. Upon completion of our Business Combination or our liquidation, we will cease paying these monthly fees.

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

During the year ended December 31, 2022, we issued a number of unsecured promissory notes (the “2022 Notes”) totaling $258,780 to certain executive officers and affiliates of the Company. The proceeds of the 2022 Notes was used for general working capital purposes. The 2022 Notes bear no interest and is payable in full upon the earlier to occur of (i) the Termination Date or (ii) the consummation of the Company’s Business Combination. Failure to pay the principals within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2022 Notes may be accelerated. As of December 31, 2025 and 2024, $227,208 were outstanding under the 2022 Notes.

On January 30, 2024, we issued an unsecured promissory note in the amount of up to $1,660,000 to our Sponsor (the “2024 Note”). The 2024 Note was issued in connection with advances the Sponsor may make to the Company for contributions to the Company’s Trust Account in connection with the Extension and other expenses reasonably related to its business and the consummation of the Business Combination. The 2024 Note bears no interest and is due and payable upon the Business Combination. As of each of December 31, 2025 and 2024, $1,894,901 and $1,365,000 were outstanding under the 2024 Note, respectively.

On June 5, 2025, the Company amended the 2024 Note, to increase the principal amount by $590,000 from $1,660,000 to $2,250,000. All other provisions of the 2024 Note remained in full force and effect.

On March 18, 2026, the Company further amended the 2024 Note, to increase the principal amount by $3,000,000 from $2,250,000 to $5,250,000. All other provisions of the 2024 Note remain in full force and effect.

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

We have entered into a registration and shareholder rights agreement pursuant to which our initial shareholders, and their permitted transferees, if any, will be entitled to certain registration rights with respect to the private placement warrants, the securities issuable upon conversion of working capital loans (if any) and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the founder shares. Further, pursuant to the Registration Rights Agreement, our Sponsor, upon and following consummation of a Business Combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the Sponsor holds any securities covered by the registration and shareholder rights agreement.

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

Audit Fees. During the year ended December 31, 2025 and 2024, fees for our independent registered public accounting firm were approximately $102,232 and $98,000, respectively, for the quarterly filings and the audit of our December 31, 2025 and 2024 financial statements included in this Annual Report.

Audit-Related Fees. During the year ended December 31, 2025 and 2024, fees for our independent registered public accounting firm were $0 and $0, respectively, for render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the year ended December 31, 2025 and 2024, fees for our independent registered public accounting firm were $0 and $0, respectively, for services rendered to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2025 and 2024, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of April 9, 2026, by and among Constellation, PubCo, Merger Sub 1, Merger Sub 2, and HiTech.(17)
3.1	Amended and Restated Memorandum and Articles of Association, dated as of January 27, 2021.(1)
3.2	Amendment to Amended and Restated Memorandum and Articles of Association, dated as of January 27, 2023.(2)
3.3	Amendment to Amended and Restated Memorandum and Articles of Association, dated as of January 29, 2024.(3)
3.4	Amendment to Amended and Restated Memorandum and Articles of Association, January 27, 2025.(4)
3.5	Amendment to Amended and Restated Memorandum and Articles of Association, January 27, 2026.(5)
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, As Amended.*
4.2	Warrant Agreement, dated January 26, 2021 between the Company and Continental Stock Transfer & Trust Company, as warrant agent.(1)
10.1	Investment Management Trust Agreement, dated January 26, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee.(1)
10.2	Investment Agreement, dated January 26, 2023, by and among Constellation Acquisition Corp I, Constellation Sponsor GmbH & Co. KG, and Endurance Constellation, LLC.(2)
10.3	Letter Agreement Amendment, dated January 30, 2023, among the Company and its officers and directors and Constellation Sponsor GmbH & Co. KG.(2)
10.4	Registration Rights Agreement, dated January 26, 2021, between the Company and certain security holders.(1)
10.5	Administrative Services Agreement, dated January 26, 2021, between the Company and Constellation Sponsor GmbH & Co. KG.(1)
10.6	Private Placement Warrants Purchase Agreement, dated January 26, 2021, between the Company and Constellation Sponsor GmbH & Co. KG.(1)
10.7	Promissory Note issued to Klaus Kleinfeld, dated as of February 23, 2021. (5)
10.8	Amended and Restated Promissory Note dated as of May 3, 2021.(6)
10.9	Promissory Note issued by Constellation Acquisition Corp I to the Sponsor, dated April 26, 2022.(7)
10.10	Promissory Note issued by Constellation Acquisition Corp I to the Sponsor, dated May 17, 2022.(8)
10.11	Promissory Note issued by Constellation Acquisition Corp I to the Sponsor, dated May 25, 2022.(9)
10.12	Promissory Note issued by Constellation Acquisition Corp I to the Sponsor, dated June 23, 2022.(10)
10.13	Promissory Note issued by Constellation Acquisition Corp I to the Sponsor, dated July 21, 2022.(11)
10.14	Promissory Note issued by Constellation Acquisition Corp I to the Sponsor, dated August 23, 2022.(12)
10.15	Promissory Note issued by Constellation Acquisition Corp I to the Sponsor, dated January 18, 2023.(13)
10.16	Promissory Note issued by Constellation Acquisition Corp I to Constellation Sponsor LP, dated as of January 30, 2023.(2)

10.17	Promissory Note issued by Constellation Acquisition Corp I to Constellation Sponsor LP, dated as of January 30, 2024.(3)
10.18	Amendment to the Promissory Note, dated June 5, 2025, between Constellation Acquisition Corp I and Constellation Sponsor LP.(14)
10.19	Second Amendment to the Promissory Note, dated March 18, 2026, between Constellation Acquisition Corp I and Constellation Sponsor LP.(15)
10.20	Sponsor Support Agreement, dated as of April 9, 2026, by and among Constellation, Sponsor, PubCo, and HiTech.(17)
10.21	Parent Transaction Support Agreement, dated as of April 9, 2026, by and between Constellation and Jindalee.(17)
10.22	Form of Class B Holder Support Agreement, by and between the Class B Holders, Constellation and HiTech.(17)
19.1	Constellation Acquisition Corp I Insider Trading Policy.(16)
31.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97.1	Constellation Acquisition Corp I Clawback Policy.(18)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2021.
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2023.
(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2024.
(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2025.
(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2026.
(5)	Incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on February 25, 2021.
(6)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2021.
(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2022.
(8)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2022.
(9)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2022.
(10)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2022.
(11)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2022.
(12)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2022.
(13)	Incorporated herein by reference to the Company’s Current Report on Current Form 8-K filed with the SEC on January 19, 2023.
(14)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2025.
(15)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2026.
(16)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2025.
(17)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2026.
(18)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2024.

Item 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2026.

CONSTELLATION ACQUISITION CORP I

/s/ Chandra R. Patel
Name:	Chandra R. Patel
Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date

/s/ Chandra R. Patel	Chief Executive Officer, Chairman and Director	April 15, 2026
Chandra R. Patel	(Principal Executive Officer)

/s/ Jarett Goldman	Chief Financial Officer	April 15, 2026
Jarett Goldman	(Principal Financial and Accounting Officer)

/s/ Richard C. Davis	President and Director	April 15, 2026
Richard C. Davis

/s/ Heiko Faass	Director	April 15, 2026
Heiko Faass

/s/ Nicole Schepanek	Director	April 15, 2026
Nicole Schepanek

/s/ Bob Stefanowski	Director	April 15, 2026
Bob Stefanowski

CONSTELLATION ACQUISITION CORP I

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Constellation Acquisition Corp I:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Constellation Acquisition Corp I (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit and needs to complete a Business Combination earlier of the consummation of the Business Combination or April 29, 2026 (or no later than January 29, 2027), otherwise the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

April 15, 2026

PCAOB Number 100

CONSTELLATION ACQUISITION CORP I
BALANCE SHEETS

	December 31, 2025	December 31, 2024

Assets
Current assets:
Cash	$4,966	$5,303
Prepaid expenses	36,800	56,263
Total current assets	41,766	61,566
Cash held in Trust Account	859,443	28,123,011
Total Assets	$901,209	$28,184,577

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$4,261,904	$3,802,862
Due to related party	360,000	240,000
Promissory notes – related party	2,122,109	1,592,208
Convertible promissory note – related party	3,181,000	3,181,000
Total current liabilities	9,925,013	8,816,070
Deferred underwriting fee	10,850,000	10,850,000
Warrant liabilities	2,527,991	252,800
Total Liabilities	23,303,004	19,918,870

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 64,302 and 2,367,684 shares at redemption value of approximately $13.37 and $11.88 per share as of December 31, 2025 and 2024, respectively	859,443	28,123,011

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of December 31, 2025 and 2024	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 7,600,000 shares issued and outstanding (excluding 64,302 and 2,367,684 shares subject to possible redemption) as of December 31, 2025 and 2024, respectively	760	760
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 150,000 shares issued and outstanding as of December 31, 2025 and 2024	15	15
Additional paid-in capital	—	—
Accumulated deficit	(23,262,013)	(19,858,079)
Total Shareholders’ Deficit	(23,261,238)	(19,857,304)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$901,209	$28,184,577

The accompanying notes are an integral part of these financial statements.

CONSTELLATION ACQUISITION CORP I
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024
General and administrative costs	$1,068,743	$1,572,590
Loss from operations	(1,068,743)	(1,572,590)

Other (expense) income:
Interest earned on cash held in Trust Account	104,831	1,276,948
Change in fair value of warrant liabilities	(2,275,191)	47,399
Total other (expense) income, net	(2,170,360)	1,324,347

Net loss	$(3,239,103)	$(248,243)

Basic and diluted weighted average shares outstanding, redeemable Class A ordinary shares	234,689	2,530,341
Basic and diluted net loss per share, redeemable Class A ordinary shares	$(0.41)	$(0.02)
Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares and Class B ordinary shares	7,750,000	7,750,000
Basic and diluted net loss per share, non-redeemable Class A ordinary shares and Class B ordinary shares	$(0.41)	$(0.02)

The accompanying notes are an integral part of these financial statements.

CONSTELLATION ACQUISITION CORP I
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Non-Redeemable Class A Ordinary Shares		Class B Ordinary shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024 (audited)	—	$—	7,750,000	$775	$—	$(17,672,888)	$(17,672,113)
Accretion of Class A ordinary shares subject to possible redemption to redemption amount	—	—	—	—	—	(1,936,948)	(1,936,948)
Conversion of Class B ordinary shares to Class A ordinary shares	7,600,000	760	(7,600,000)	(760)	—	—	—
Net loss	—	—	—	—	—	(248,243)	(248,243)
Balance as of December 31, 2024	7,600,000	$760	150,000	$15	$—	$(19,858,079)	$(19,857,304)
Accretion of Class A ordinary shares subject to possible redemption to redemption amount	—	—	—	—	—	(164,831)	(164,831)
Net loss	—	—	—	—	—	(3,239,103)	(3,239,103)
Balance as of December 31, 2025	7,600,000	$760	150,000	$15	$—	$(23,262,013)	$(23,261,238)

The accompanying notes are an integral part of these financial statements.

CONSTELLATION ACQUISITION CORP I
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(3,239,103)	$(248,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in Trust Account	(104,831)	(1,276,948)
Change in fair value of warrant liabilities	2,275,191	(47,399)
Changes in operating assets and liabilities:
Prepaid expenses	19,463	(22,852)
Accounts payable and accrued expenses	459,042	722,204
Due to related party	120,000	120,000
Net cash used in operating activities	(470,238)	(753,238)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(60,000)	(660,000)
Cash withdrawn from Trust Account in connection with redemption	27,428,399	23,671,533
Net cash provided by investing activities	27,368,399	23,011,533

Cash Flows from Financing Activities:
Proceeds from promissory note to related party	529,901	1,365,000
Proceeds from convertible promissory note to related party	—	50,000
Redemption of Class A ordinary shares	(27,428,399)	(23,671,533)
Net cash used in financing activities	(26,898,498)	(22,256,533)

Net change in cash	(337)	1,762
Cash, beginning of the year	5,303	3,541
Cash, end of the year	$4,966	$5,303

Supplemental disclosure of non-cash activities:
Accretion of Class A ordinary shares subject to possible redemption to redemption amount	$164,831	1,936,948

The accompanying notes are an integral part of these financial statements.

CONSTELLATION ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 1 — Organization and Business Operations

Constellation Acquisition Corp I is a blank check company incorporated in the Cayman Islands on November 20, 2020. The Company was formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

As of December 31, 2025, the Company had not commenced any operations. All activity through December 31, 2025 relates to the Company’s formation and the initial public offering (the “IPO” or “Initial Public Offering”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission on January 26, 2021 (the “Effective Date”). On January 29, 2021, the Company consummated the IPO of 31,000,000 units (the “Units”) and, with respect to the Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), included in the Units sold, including 1,000,000 Units issued pursuant to the partial exercise of the underwriters’ over-allotment option, at $10.00 per Unit, generating gross proceeds of $310,000,000, which is discussed in Note 3. Each Unit consists of one Class A ordinary share, and one-third of one redeemable warrant to purchase one Class A ordinary share at a price of $11.50 per whole share.

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

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Company’s Sponsor’s only assets are Securities (as defined below) of the Company. Therefore, the Company cannot assure that its Sponsor would be able to satisfy those obligations.

On January 26, 2023, the Old Sponsor underwent a reorganization pursuant to which the limited partners of the Old Sponsor transferred all of their limited partnership interests to Constellation Sponsor LP, a Delaware limited partnership (the “Sponsor”). On January 26, 2023, the Old Sponsor liquidated pursuant to applicable law by the retirement of the general partner of the Old Sponsor (the second to last partner of the Sponsor), and all Securities held by the Old Sponsor were distributed by operation of law to its sole remaining limited partner, the Sponsor, following which, on January 30, 2023, control of the Sponsor was transferred to affiliates of Antarctica Capital Partners, LLC, including Antarctica Endurance Manager, LLC the current general partner of the Sponsor.

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

The Board approved the voluntary delisting on December 20, 2023, and the Company provided notice of the voluntary delisting to NYSE on December 20, 2023. The Company filed a Form 25 with the SEC to effect the delisting of its Securities on January 2, 2024. The delisting became effective on January 12, 2024 when the Form 25 took effect. The last day of trading of its Securities on NYSE was January 12, 2024, and the Securities were suspended pre-market on January 16, 2024. On January 16, 2024, the Company’s Securities began trading on the OTCQX where the Class A ordinary shares and Units began trading on the OTCQX® Best Market (“OTCQB”) under their new trading symbols “CSTAF” and “CSTUF,” respectively, and the warrants started trading on the OTCQB® Venture Market (“OTC Venture”) under its new trading symbol “CSTWF.” In connection with the extraordinary general meeting of the shareholders on January 29, 2024 the Company adhered to the initial or continued trading requirements of OTCQX.

On January 23, 2024 and January 25, 2024, the Company held extraordinary general meetings and only voted on the Adjournment Proposal (as defined below) to adjourn the 2024 Shareholder Meeting to January 25, 2024 and January 29, 2024, respectively. On January 29, 2024, the Company held its 2024 Shareholder Meeting (A) to amend, by way of special resolution, the Company’s amended and restated memorandum and articles of association (the “2024 Articles Amendment”) to extend the date by which the Company has to consummate a Business Combination from January 29, 2024 (the “2024 Original Termination Date”) to February 29, 2024 (the “Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to eleven (11) times by an additional one month each time after the Articles Extension Date, by resolution of the Board, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until January 29, 2025, or a total of up to twelve (12) months after the 2024 Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto (the “2024 Extension Amendment Proposal”); (B) to amend, by way of special resolution, the amended and restated memorandum and articles of association to eliminate the limitation that the Company may not redeem Class A ordinary shares, to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended), of less than $5,000,001 in order to allow the Company to redeem Class A ordinary shares irrespective of whether such redemption would exceed the Redemption Limitation (such proposal the “Redemption Limitation Amendment Proposal”); and (C) if required, an adjournment proposal to adjourn, by way of ordinary resolution, the 2024 Shareholder Meeting to a later date or dates, if necessary, (i) to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the 2024 Shareholder Meeting, there are insufficient ordinary shares (as defined below) in the capital of the Company represented (either in person or by proxy) to approve the 2024 Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, (ii) where the Company would not adhere to the initial or continued trading requirements of OTCQX or (iii) where the Board has determined it is otherwise necessary (the “Adjournment Proposal”).

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

On January 30, 2024, the Sponsor converted an aggregate of 7,600,000 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”) into Class A ordinary shares on a one-for-one basis. The Sponsor waived any right to receive funds from the Trust Account with respect to the Class A ordinary shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Class B ordinary shares under the terms of that certain letter agreement, dated as of January 26, 2021 (the “Letter Agreement”), by and among the Company and its initial shareholders, directors and officers (as further amended by and among, the Company, its directors and officers, the Sponsor and other parties thereto, on January 30, 2023). As of January 30, 2024, there were 9,967,684 Class A ordinary shares outstanding which were composed of 7,600,000 non-redeemable Class A ordinary shares and 2,367,684 redeemable Class A ordinary shares.

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

On each of February 29, 2024, March 28, 2024, April 29, 2024, May 29, 2024, June 28, 2024, July 23, 2024, August 23, 2024, September 26, 2024, October 29, 2024, November 27, 2024, and December 20, 2024, the Company drew $55,000 pursuant to the Extension Note, which funds the Company deposited into the Trust Account for its public shareholders. The deposit enabled the Company to extend the date by which it must complete its initial Business Combination from February 29, 2024 to January 29, 2025. These extensions are eleven one-month extensions permitted under the amended and restated memorandum and articles of association and provide the Company with additional time to complete its initial Business Combination. The 2024 Note (as defined below) does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the 2024 Note will be repaid only from amounts remaining outside of the Trust Account, if any.

On January 27, 2025, the Company held an extraordinary general meeting of shareholders (A) to amend, by way of special resolution, the Company’s amended and restated memorandum and articles of association to extend the date (the “2025 Termination Date”) by which the Company has to consummate a Business Combination from January 29, 2025 (the “2025 Original Termination Date”) to February 28, 2025 (the “2025 Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the 2025 Termination Date to consummate a Business Combination on a monthly basis for up to eleven times by an additional one month each time after the 2025 Articles Extension Date, by resolution of the Company’s board of directors, if requested by Constellation Sponsor LP, and upon five days’ advance notice prior to the applicable 2025 Termination Date, until January 29, 2026, or a total of up to twelve months after the 2025 Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto (the “2025 Extension Amendment Proposal”); (B) to amend, by way of special resolution, the Company’s amended and restated memorandum and articles of association to permit for the issuance of Class A ordinary shares to holders of the Company’s Class B ordinary shares upon the exercise of the right of a holder of the Class B ordinary shares to convert such holder’s Class B ordinary shares into Class A ordinary shares on a one-for-one basis at any time and from time to time prior to the closing of an initial Business Combination at the election of the holder (the “Founder Share Amendment Proposal”); and (C) if required, an adjournment proposal to adjourn, by way of ordinary resolution, the 2025 Shareholder Meeting to a later date or dates, if necessary, (i) to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the 2025 Shareholder Meeting, there are insufficient Class A ordinary shares and Class B ordinary shares in the capital of the Company represented (either in person or by proxy) to approve the 2025 Extension Amendment Proposal and the Founder Share Amendment Proposal, (ii) where the Company would not adhere to the initial or continued trading requirements of OTCQB and the OTC Venture or (iii) where the Board has determined it is otherwise necessary.

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

On each of February 25, 2025, March 27, 2025, April 29, 2025, May 28, 2025, June 26, 2025, July 28, 2025, August 28, 2025, September 26, 2025, October 28, 2025, November 25, 2025, December 23, 2025, February 27, 2026, and March 26, 2026, the Company drew an aggregate of $5,000 (the “Extension Funds”), as approved by unanimous director or extension committee resolution pursuant to the 2024 Note, which Extension Funds the Company deposited into the Company’s Trust Account for its public shareholders. These deposits enabled the Company to extend the date by which it must complete its initial Business Combination from February 28, 2025 to April 29, 2026. These extensions are eleven of eleven one-month extensions of 2025 Extension and the first and second of eleven one-month extensions of 2026 Extension permitted under the amended and restated memorandum and articles of association and provide the Company with additional time to complete its initial Business Combination. As of December 31, 2025 and 2024, the Company deposited an aggregate total of $720,000 and $660,000 Extension Funds pursuant to the 2024 Note, respectively.

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

On January 27, 2026, the Company held an extraordinary general meeting of shareholders (A) to amend, by way of special resolution, the Company’s amended and restated Memorandum and Articles of Association to extend the date (the “2026 Termination Date”) by which the Company has to consummate a business combination from January 29, 2026 (the “Original Termination Date”) to February 28, 2026 (the “2026 Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to eleven times by an additional one month each time after the 2026 Articles Extension Date, by resolution of the Board, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable 2026 Termination Date for an aggregate extension period of up to twelve months after the Original Termination Date, ending no later than January 29, 2027, unless the closing of a Business Combination shall have occurred prior thereto (the “Extension Amendment Proposal”); and (B) if required, an adjournment proposal to adjourn, by way of ordinary resolution, the Shareholder Meeting to a later date or dates or indefinitely, if necessary, (i) to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Shareholder Meeting, there are insufficient ordinary shares in the capital of Constellation represented (either in person or by proxy) to approve the Extension Amendment Proposal or (ii) where the Board has determined it is otherwise necessary.

The shareholders of the Company approved the Extension Amendment Proposal at the Shareholder Meeting and on January 28, 2026, the Company filed an amendment to the Articles Amendment with the Registrar of Companies of the Cayman Islands.

In connection with the vote to approve the Extension Amendment Proposal, the holders of 17,773 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $13.39 per share, for an aggregate redemption amount of approximately $238,039. After the satisfaction of such redemptions and receipt of the initial deposit of $5,000 to the Trust Account, the balance in the Trust Account will be approximately $628,176, and there are 7,646,529 Class A ordinary shares of the Company outstanding, of which 46,529 Class A ordinary shares are held by the Company’s public shareholders.

The Business Combination Agreement

The HiTech Business Combination

On April 9, 2026, the Company, US Elemental Inc., a Delaware corporation (“PubCo”), CAC Merger Sub I LLC, a Delaware limited liability company and a direct wholly owned subsidiary of PubCo (“Merger Sub 1”), USE Merger Sub 2 Inc., a Nevada corporation (“Merger Sub 2”), and HiTech Minerals Inc., a Nevada corporation (“HiTech”), entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”).

The Business Combination Agreement provides for, among other things, the consummation of the following transactions (the transactions contemplated by the Business Combination Agreement, collectively, the “HiTech Business Combination”):

(i)

The Company and HiTech will each merge with a subsidiary of PubCo and, in connection therewith, each issued and outstanding ordinary share will automatically be cancelled and exchanged for one newly issued share of common stock, par value $0.0001 per share, of PubCo (the “PubCo Common Shares”) and each Warrant will be automatically assumed and converted into a warrant to purchase one PubCo Common Share;

(ii)	Intercompany amounts or obligations funded by Jindalee Lithium Limited, HiTech’s parent (“Jindalee”), as a loan to HiTech, (a) existing as of September 3, 2025 will be settled at the closing of the HiTech Business Combination (the “Closing”) through the issuance of PubCo Loan Warrants, with the number of PubCo Loan Warrants equal to (y) the principal amount outstanding under the applicable Existing Jindalee Intercompany Amounts divided by (z) $1.50 and (b) incurred after that date and prior to the Closing in order to finance ordinary course operations of HiTech or HiTech Transaction Expenses will, at Jindalee’s election prior to the Initial Merger Effective Time, either be settled in cash or converted into PubCo Common Shares at a 15% discount to the IPO Price per Share

(iii)	(a) Existing Sponsor Loans will be converted at the Initial Closing, into PubCo Loan Warrants, with the number of PubCo Loan Warrants equal to (y) the principal amount outstanding under the applicable Sponsor Loans divided by (z) $1.50, (b) Continuing Sponsor Loans used to finance SPAC Transaction Expenses or Other Transaction Expenses that are due and payable prior to the Acquisition Closing will be repaid in cash at the Acquisition Closing, and (c) Continuing Sponsor Non-Transaction Loans used other than to finance SPAC Transaction Expenses or Other Transaction Expenses will be converted into PubCo Loan Warrants at the Initial Closing, with the number of PubCo Loan Warrants equal to (y) the principal amount outstanding under the applicable Sponsor Loans divided by (z) $1.50, immediately prior to the Initial Merger Effective Time;

(iv)	the shares of Preferred Stock (as defined below) will be cancelled and exchanged for Preferred Stock of PubCo.

The HiTech Business Combination is expected to close in the second half of 2026, following the receipt of the required approval by the Company’s and HiTech’s shareholders and the fulfillment of other customary closing conditions.

Consideration

Under the terms of the Business Combination Agreement, the aggregate consideration in the HiTech Business Combination is derived from an equity value of $500 million.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, Sponsor, the Company and HiTech entered into a sponsor support agreement (the “Sponsor Support Agreement”), pursuant to which, among other things, and subject to the terms and conditions set forth therein, Sponsor agrees (i) to vote all ordinary shares held by them in favor of the HiTech Business Combination and the Transaction Proposals, (ii) to waive the anti-dilution rights of the CSTA Class B ordinary shares under the SPAC Charter, (iii) to forfeit a specified amount of ordinary shares when and if required in accordance with the express terms thereof, (iv) to appear at the extraordinary general meeting of the Company’s shareholders in person or by proxy for purposes of counting towards a quorum, (v) to vote all ordinary shares against any proposals that would in any material respect impede the HiTech Business Combination or any other Transaction Proposal, (vi) not to redeem any ordinary shares, (vii) not to transfer any ordinary shares, other than as permitted therein, (viii) to the fullest extent permitted by law, waive any rights of dissent pursuant to section 238 of the Cayman Act in respect to all ordinary shares with respect to the Initial Merger, to the extent applicable, and (ix) to agree to a lock-up of its PubCo Common Shares during the respective periods as set forth therein.

Parent Transaction Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Company and Jindalee entered into a transaction support agreement (the “Parent Transaction Support Agreement”), pursuant to which, among other things, and subject to the terms and conditions set forth therein, Jindalee agreed (i) to execute and deliver to the Company, HiTech and PubCo a written consent in its capacity as the sole voting shareholder of HiTech casting a vote to approve the HiTech Business Combination promptly following receipt of the Required Parent Shareholder Approval, (ii) to hold a meeting of its shareholders for the purposes of obtaining the necessary consent for the Company to consummate the HiTech Business Combination and to solicit the vote necessary to obtain the Required Parent Shareholder Approval and agree to such other actions with respect to the meeting of the Jindalee shareholders (the “Jindalee Shareholders’ Meeting”) as set forth therein, (iii) to agree to a lock-up of its PubCo Common Shares during the respective periods as set forth therein, (iv) not to transfer any HiTech Shares, and (v) to unconditionally and irrevocably waive the dissenters’ rights pursuant to the Nevada Revised Corporations Act of the State of Nevada in respect to all Company Shares with respect to the Acquisition Merger, if applicable.

Parent Shareholder Voting Agreement

Concurrently with the execution of the Business Combination Agreement, certain record and beneficial owners of issued and outstanding ordinary shares of Jindalee (the “Supportive Parent Shareholders”) entered into a transaction support agreement (collectively, the “Parent Shareholder Voting Agreement”) with Jindalee, pursuant to which among other things and subject to the terms and conditions set forth therein, each Supportive Parent Shareholder agrees (i) to appear at the Jindalee Shareholders’ Meeting in person, by proxy or power of attorney for purposes of counting towards a quorum, (ii) to vote, or cause to be voted, all Jindalee shares held or controlled by such Supportive Parent Shareholder in favor of the Company’s consummation of the HiTech Business Combination and against any proposals that would in any material respect impede the HiTech Business Combination or any other acquisition proposal by a third party, and (iii) prior to the Acquisition Closing, not to transfer any securities in Jindalee.

Class B Holder Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Company, certain holders of CSTA Class B ordinary shares (each as “Class B Holder” and, collectively, the “Class B Holders”) and HiTech entered into letter agreements (the “Class B Holder Support Agreements”), pursuant to which, among other things, each Class B Holder agreed to (i) vote in favor of each of the Transaction Proposals, including approval of the Business Combination Agreement and the transactions contemplated thereby, (ii) waive all anti-dilution protections with respect to the conversion of CSTA Class B ordinary shares into CSTA Class A ordinary shares, and (iii) refrain from transferring or encumbering their CSTA Class B ordinary shares (or after the Closing, PubCo Common Shares) until the earlier of (y) 12 months after the Closing or PubCo’s completion of a qualifying change-of-control transaction or (z) certain specific events, including the occurrence of PubCo’s share price reaching a specific threshold.

Convertible Preferred Share Purchase Agreement

Concurrently with the execution of the Business Combination Agreement, on April 9, 2026, Endurance Antarctica Partners II, LLC (the “Purchaser”), an affiliate of Antarctica Capital and the Sponsor, entered into a securities purchase agreement with Jindalee and HiTech (the “Convertible Preferred SPA”), pursuant to which the Purchaser (A) purchased from HiTech 1,550 shares of 12.0% Series A Cumulative Convertible Preferred Stock (the “Preferred Stock”), having the rights and privileges set forth in the Certificate of Designation included as an exhibit to the Convertible Preferred SPA (the “Certificate of Designation”), for an aggregate purchase price of $1,550,000, and (B) committed to purchase $2,500,000 in newly issued equity or equity-linked securities of PubCo, on substantially the same terms as PIPE Financing Agreements to be executed in connection with the HiTech Business Combination, subject to certain terms and conditions, including that the “Minimum Cash Condition” in the Business Combination Agreement is satisfied and not waived (unless Purchaser consents to such waiver) at the time of the Closing. Pursuant to the Convertible Preferred SPA, the Preferred Stock will automatically be cancelled and exchanged for Preferred Stock of PubCo at the time of the Closing, and PubCo will issue a number of warrants to Purchaser or its permitted transferees that is equal to the Accrued Value (as defined in the Certificate of Designation) divided by the Conversion Price (as defined in the Certificate of Designation), in each case, measured as of the date of Closing (the “PubCo Warrants”). Such securities will be issued in a private placement pursuant to Section 4(a)(2) of the Securities Act. The PubCo Common Shares issuable upon conversion of the Preferred Stock and exercise of the PubCo Warrants will be included as “Registrable Securities” under a Registration Rights Agreement to be entered into at the Closing.

If any securities are issued and sold in a PIPE in connection with the HiTech Business Combination with terms more favorable to the purchaser thereof than the terms set forth in the Convertible Preferred SPA applicable to Purchaser (including, without limitation, valuation, conversion price or mechanics, mandatory or optional redemption, discount, warrant coverage, liquidation preference, collateral, restrictive covenants, anti-dilution protection, or other economic or governance right), then the parties to the Convertible Preferred SPA have agreed, at the option of the Purchaser, to promptly amend any applicable documents to extend such more favorable term or terms to the Purchaser.

In connection with such purchase of Preferred Stock, Jindalee and Purchaser executed a Parent Guarantee, dated as of April 9, 2026, pursuant to which Jindalee agreed to guarantee HiTech’s payment obligation in connection with the mandatory redemption of the Preferred Stock and any Accrued Value if the Business Combination Agreement is terminated.

The Preferred Stock will vote together with the PubCo Common Shares after the Closing and shall rank senior to all existing and future classes of equity securities with respect to dividend and liquidation rights. The Preferred Stock will accrue dividends daily at the rate of (a) if paid in kind, 12.0% per annum of the original issue price, plus the amount of previously accrued dividends paid in kind, or (b) if paid in cash, 10.0% per annum of the original issue price, plus the amount of previously accrued dividends. Such dividends compound quarterly. Upon the occurrence and during the continuation of any Event of Default (as defined in the Certificate of Designation), the dividend rate shall automatically increase to 15.0% until such Event of Default is cured or waived. The initial conversion price for the Preferred Stock will be $1,000.00 per share, subject to customary anti-dilution adjustments. Starting on the six month anniversary of the Closing and thereafter, on a quarterly basis through the second anniversary of the Closing, the conversion price will be subject to a downward adjustment based on the 20-day trailing volume-weighted average price of PubCo Common Shares, provided that the conversion price will not be reduced below $7.50 per share. Following the Closing, PubCo may redeem the Preferred Stock subject to certain premiums to the Accrued Value and the Preferred Stock will be redeemable at the option of the Purchaser at 100% of the Accrued Value after the fifth anniversary of the Closing. In the event of a change of control of PubCo after the Closing, PubCo will be required to offer to repurchase the Preferred Stock for cash at the greater of (i) the applicable call premium multiple of the Accrued Value, and (ii) the amount holder of the Preferred Stock would receive if the Preferred Stock were converted into PubCo Common Shares. Commencing on the day after the Closing, as long as the Purchaser owns at least 20% of the Preferred Stock issued and outstanding as of the Closing, PubCo or any of its successors shall not, without the affirmative vote or action by written consent of the holders of a majority of the Preferred Stock then outstanding: (i) alter or change the rights, preferences, or privileges of the Preferred Stock; (ii) increase or decrease the authorized number of shares of Preferred Stock, or issue any additional shares thereof; (iii) create any new class or series of shares having rights, preferences, or privileges senior to or on parity with the Preferred Stock; or (iv) amend, replace, or repeal the certificate of incorporation or bylaws in a manner that adversely affects the Preferred Stock.

The PubCo Warrants to be issued at the Closing pursuant to the Convertible Preferred Share Purchase Agreement will expire five years from the Closing and will be initially exercisable at $11.50 per share, subject to the same anti-dilution and other adjustments applicable to the Preferred Stock.

There is no guarantee that the entities will be able to consummate the HiTech Business Combination by the Termination Date or that Closing will occur. For more information on the HiTech Business Combination, please refer to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2026, and the Proxy Statement/Registration Statement on Form S-4 that will be filed by PubCo with the U.S. Securities and Exchange Commission.

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

In 2024, there have been growing tensions between China and Taiwan. As a result of these growing tensions and the potential for it to grow into a conflict, instability in Asia and various other regions of the world may occur and affect the world economy and relationships between trading nations. Various nations, including the United States, may take actions that may further affect the world economy as a result of such tensions. Such effects on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations and cash flows is also not determinable as of the date of these financial statements.

On July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States. The significant provisions of OBBBA include the permanent extension and modification of certain provisions of the Tax Cuts and Jobs Act, including international tax provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented in later years. The Company is evaluating the provisions of OBBBA, but it is not expected to have a material impact on the Company’s financial statements.

Liquidity and Going Concern Consideration

As of December 31, 2025, the Company had $4,966 in its operating bank account and a working capital deficit of $6,702,247, net of the convertible promissory note – related party. Convertible promissory note - related party amounting to $3,181,000 is not expected to be settled out of the current assets.

The Company is within 12 months of its mandatory liquidation as of the time of filing this Annual Report. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements—Going Concern”, the liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the Termination Date, April 29, 2026 (or no later than January 29, 2027).

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

On April 9, 2026, the Company entered into a proposed Business Combination Agreement with HiTech.

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

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2025 and 2024.

Cash Held in Trust Account

At December 31, 2025 and 2024, the assets held in the Trust Account were held in a bank deposit account. During the year ended December 31, 2025, the Company withdrew $27,428,399 from the Trust Account in connection with the redemption on January 27, 2025.

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

Convertible Promissory Note

The Company analyzed the convertible promissory note to assess if the fair value option was appropriate. Due to the substantial premium which results in an offsetting entry to additional paid-in capital and under the related party guidance which precludes the fair value option, it was determined the fair value option was not appropriate. As such, the Company accounted for the convertible promissory note, analyzing the conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as freestanding derivative financial instruments.

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

It was determined that the conversion option was de minimis, as such the Company has recorded the convertible promissory note at par value.

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

Class A Ordinary Shares Subject to Possible Redemption

All of the 31,000,000 Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at December 31, 2025 and 2024, 64,302 and 2,367,684 Class A ordinary shares subject to possible redemption were presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

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

The Class A ordinary shares subject to possible redemption reflected on the balance sheets as of December 31, 2025 and 2024 are reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2023	$49,857,596
Plus:
Accretion of carrying value to redemption value	1,936,948
Less:
Redemptions	(23,671,533)
Class A ordinary shares subject to possible redemption as of December 31, 2024	28,123,011
Plus:
Accretion of carrying value to redemption value	164,831
Less:
Redemptions	(27,428,399)
Class A ordinary shares subject to possible redemption as of December 31, 2025	$859,443

Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2025 and 2024. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of the Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The Company has not considered the effect of the warrants sold in the IPO and the private placement to purchase an aggregate of 15,800,000 Class A ordinary shares (the “Private Placement”) in the calculation of diluted net loss per ordinary share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

On January 30, 2024, the Sponsor converted an aggregate of 7,600,000 Class B ordinary shares into Class A ordinary shares on a one-for-one basis. Following the conversion, a clarifying distinction is made that one class of share is redeemable Class A ordinary shares and other class is non-redeemable Class A ordinary shares and Class B ordinary shares.

Basic and diluted net loss per ordinary share for redeemable Class A ordinary shares and non-redeemable Class A ordinary shares and Class B ordinary shares are calculated by dividing net loss attributable to the Company by the weighted average number of redeemable Class A ordinary shares and non-redeemable Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Reconciliation of Net Loss per Ordinary Share

The Company’s statements of operations include a presentation of net loss per share for ordinary shares subject to redemption in a manner similar to the two-class method of net loss per share. Accordingly, basic and diluted net loss per redeemable Class A ordinary shares and non-redeemable Class A ordinary shares and Class B ordinary shares are calculated as follows:

	For the Years Ended December 31,
	2025	2024
Redeemable Class A ordinary shares
Allocation of net loss to redeemable Class A ordinary shares subject to possible redemption	$(95,205)	$(61,101)
Weighted average redeemable Class A ordinary shares subject to possible redemption	234,689	2,530,341
Basic and diluted net loss per share	$(0.41)	$(0.02)

Non-redeemable Class A ordinary shares and Class B ordinary shares
Allocation of net loss to non-redeemable Class A ordinary shares and Class B ordinary shares	$(3,143,898)	$(187,142)
Weighted average non-redeemable Class A ordinary shares and Class B ordinary shares	7,750,000	7,750,000
Basic and diluted net loss per share	$(0.41)	$(0.02)

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

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 became effective as of December 31, 2024, and the Company’s management adopted ASU 2023-07 in its financial statements and related disclosures (see Note 9).

Note 3 — Initial Public Offering

Public Units

On January 29, 2021, the Company sold 31,000,000 Units, at a purchase price of $10.00 per Unit, including 1,000,000 Units issued pursuant to the partial exercise of the underwriters’ over-allotment option. Each Unit consists of one Class A ordinary share, and one-third of one redeemable warrant to purchase one Class A ordinary share.

Public Warrants

As of December 31, 2025 and 2024, the Company had 10,333,333 Public Warrants and 5,466,667 Private Placement Warrants outstanding.

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

Promissory Notes — Related Party

During the period ended December 31, 2022, the Company issued the 2022 Notes totaling $258,780 to certain executive officers and affiliates of the Company. The proceeds of the 2022 Notes will be used as general working capital purposes. The 2022 Notes bear no interest and are payable in full upon the earlier to occur of (i) the Termination Date or (ii) the consummation of the Company’s Business Combination. Failure to pay the principals within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2022 Notes may be accelerated. As of each of December 31, 2025 and 2024, $227,208 was outstanding under the 2022 Notes.

On January 30, 2024, the Company issued the 2024 Note, which was amended on June 5, 2025, to increase the principal amount by $590,000 from $1,660,000 to $2,250,000 to the Sponsor. The 2024 Note does not bear interest and matures upon closing of the Business Combination. In the event that the Company does not consummate a Business Combination, the 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Unless otherwise set forth in the amendment, all other provisions of the 2024 Note remain in full force and effect. As of each of December 31, 2025 and 2024, $1,894,901 and $1,365,000 were outstanding under the 2024 Note, respectively.

As of December 31, 2025 and 2024, $2,122,109 and $1,592,208 were outstanding under the promissory notes to the Sponsor, respectively.

Administrative Support Agreement

As of January 26, 2021, the Company had agreed, commencing on the date that the Securities of the Company were first listed on NYSE, to pay the Sponsor up to $10,000 per month for office space, utilities and secretarial and administrative support, and other obligations of the Sponsor. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the years ended December 31, 2025 and 2024, the Company recorded $120,000 and $120,000 administrative service fees, respectively. Amounts of $360,000 and $240,000 are reported as due to related party in the accompanying balance sheets as of December 31, 2025 and 2024, respectively.

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

On January 18, 2023, the Company issued an unsecured promissory note (the “2023 Note”) in the amount of $230,000 to the Sponsor. The proceeds of the 2023 Note will be used for general working capital purposes. The 2023 Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s Business Combination or (ii) the date that the winding up of the Company is effective. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2023 Note may be accelerated. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2023 Note may be converted into warrants of the Company, at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share of the Company. The warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Company’s IPO. As of each of December 31, 2025 and 2024, $230,000 is outstanding under this 2023 Note.

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

Accordingly, on January 30, 2023, the Company issued the Extension Note to the Sponsor. The Sponsor funded the initial principal amount of $450,000 on January 30, 2023. The Extension Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Extension Note will be deposited in the Trust Account. At the election of the payee, $1,270,000 of the total principal amount of the Extension Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the IPO of the Company. As of each of December 31, 2025 and 2024, $2,951,000 is outstanding under this Extension Note.

The notes were accounted for using the bifurcation method, and it was determined that the conversion feature was de minimis and was recorded at par value. As of each of December 31, 2025 and 2024, there was $3,181,000 of borrowings under the Working Capital Loans.

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

Note 7 — Shareholders’ Deficit

Preference shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each (the “Preference Shares”). At December 31, 2025 and 2024, there were no Preference Shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares. As of December 31, 2025 and 2024, there were 7,600,000 shares issued and outstanding, excluding 64,302 and 2,367,684 shares subject to possible redemption, respectively.

Class B ordinary shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares. On January 30, 2024, the Sponsor converted an aggregate of 7,600,000 Class B ordinary shares into Class A ordinary shares on a one-for-one basis. At December 31, 2025 and 2024, there were 150,000 shares issued and outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2025 and 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2025	Level	December 31, 2024
Liabilities
Public Warrant Liability	2	$1,653,324	2	$165,333
Private Placement Warrant Liability	2	$874,667	2	$87,467

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The Company established the initial fair value for the Public Warrants on January 29, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model, and for the Private Placement Warrants on January 29, 2021, using a Black-Scholes model. As of December 31, 2025 and 2024, the fair value of the Private Placement Warrants was valued utilizing the quoted market price of the Public Warrants, and the fair value of the Public Warrants by reference to the quoted market price of the Public Warrants. The Public Warrants and Private Placement Warrants were classified as Level 3 at the initial measurement date. There were no transfers among fair value hierarchy at December 31, 2025 and 2024. The Public Warrants are classified as Level 2 due to the lack of trading activity as of the reporting date.

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

	December 31,
	2025	2024
Cash held in Trust Account	$859,443	$28,123,011
Cash	$4,966	$5,303

	For the Years Ended December 31,
	2025	2024
General and administrative costs	$1,068,743	$1,572,590
Interest earned on cash held in Trust Account	$104,831	$1,276,948

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based on this review, other than as described below, the Company determined no events have occurred that would require adjustments to the disclosures in the financial statements.

On January 27, 2026, the Company held the Shareholder Meeting (A) to amend, by way of special resolution, the Company’s amended and restated Memorandum and Articles of Association to extend the date by which the Company has to consummate a business combination from January 29, 2026 to February 28, 2026 and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to eleven times by an additional one month each time after the Articles Extension Date, by resolution of the Board, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date for an aggregate extension period of up to twelve months after the Original Termination Date, ending no later than January 29, 2027, unless the closing of a Business Combination shall have occurred prior thereto; and (B) if required, an adjournment proposal to adjourn, by way of ordinary resolution, the Shareholder Meeting to a later date or dates or indefinitely, if necessary, (i) to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Shareholder Meeting, there are insufficient ordinary shares in the capital of Constellation represented (either in person or by proxy) to approve the Extension Amendment Proposal or (ii) where the Board has determined it is otherwise necessary.

The shareholders of the Company approved the Extension Amendment Proposal at the Shareholder Meeting and on January 28, 2026, the Company filed an amendment to the Articles Amendment with the Registrar of Companies of the Cayman Islands.

In connection with the vote to approve the Extension Amendment Proposal, the holders of 17,773 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $13.39 per share, for an aggregate redemption amount of approximately $238,039. After the satisfaction of such redemptions and receipt of the initial deposit of $5,000 to the Trust Account, the balance in the Trust Account will be approximately $628,176, and there are 7,646,529 Class A ordinary shares of the Company outstanding, of which 46,529 Class A ordinary shares are held by the Company’s public shareholders.

On February 27, 2026, the Company drew an aggregate of $5,000 Extension Funds, as approved by unanimous director resolution, dated February 26, 2026, pursuant to the 2024 Note, which Extension Funds the Company deposited into the Company’s Trust Account for its public shareholders. This deposit enables the Company to extend the date by which it must complete its initial business combination from February 28, 2026 to March 29, 2026 (the “First 2026 Extension”). The First 2026 Extension is the first of eleven one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provide the Company with additional time to complete its initial Business Combination.

On March 26, 2026, the Company drew an aggregate of $5,000 Extension Funds, as approved by unanimous director resolution, dated March 26, 2026, pursuant to the 2024 Note, which Extension Funds the Company deposited into the Company’s Trust Account for its public shareholders. This deposit enables the Company to extend the date by which it must complete its initial business combination from March 29, 2026 to April 29, 2026 (the “Second 2026 Extension”). The Second 2026 Extension is the second of eleven one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provide the Company with additional time to complete its initial Business Combination.

On April 9, 2026, the Company entered into the Business Combination Agreement. For more information about the Business Combination Agreement see Note 1.

On April 13, 2026, the Company received a waiver letter from Deutsche Bank Securities Inc for its portion of the Deferred Underwriting Fees, accrued in connection with the Initial Public Offering.