Form 10-Q
period 2026-03-31
Constellation Acquisition Corp I
filed 2026-05-15
CIK 1834032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

(212) 983-1602
(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and formal fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, par value $0.0001 per share	CSTAF	OTCID Basic Market
Redeemable warrants, each one whole warrant exercisable for one share of Class A ordinary share at an exercise price of $11.50	CSTWF	OTCID Basic Market
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	CSTUF	OTCID Basic Market

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

As of May 15, 2026, 7,646,529 Class A ordinary shares, par value $0.0001 per share, and 150,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

CONSTELLATION ACQUISITION CORP I
Form 10-Q

For the Quarter Ended March 31, 2026

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash	$5,127	$4,966
Prepaid expenses	35,275	36,800
Total current assets	40,402	41,766
Cash held in Trust Account	641,254	859,443
Total Assets	$681,656	$901,209

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$6,046,172	$4,261,904
Due to related party	390,000	360,000
Promissory notes – related party	2,277,109	2,122,109
Convertible promissory note – related party	3,181,000	3,181,000
Total current liabilities	11,894,281	9,925,013
Deferred underwriting fee	10,850,000	10,850,000
Warrant liabilities	1,263,995	2,527,991
Total Liabilities	24,008,276	23,303,004

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 46,529 and 64,302 shares at redemption value of approximately $13.78 and $13.37 per share as of March 31, 2026 and December 31, 2025, respectively	641,254	859,443

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 7,600,000 shares issued and outstanding (excluding 46,529 and 64,302 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025	760	760
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 150,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	15	15
Additional paid-in capital	—	—
Accumulated deficit	(23,968,649)	(23,262,013)
Total Shareholders’ Deficit	(23,967,874)	(23,261,238)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$681,656	$901,209

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
General and administrative costs	$1,955,632	$414,695
Loss from operations	(1,955,632)	(414,695)

Other income (expense):
Interest earned on cash held in Trust Account	4,850	83,916
Change in fair value of warrant liabilities	1,263,996	(116,129)
Total other income (expense), net	1,268,846	(32,213)

Net loss	$(686,786)	$(446,908)

Basic and diluted weighted average shares outstanding, redeemable Class A ordinary shares	51,861	755,317
Basic and diluted net loss per share, redeemable Class A ordinary shares	$(0.09)	$(0.05)
Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares and Class B ordinary shares	7,750,000	7,750,000
Basic and diluted net loss per share, non-redeemable Class A ordinary shares and Class B ordinary shares	$(0.09)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Non-Redeemable Class A Ordinary Shares		Class B Ordinary shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2026	7,600,000	$760	150,000	$15	$—	$(23,262,013)	$(23,261,238)
Accretion of Class A ordinary shares subject to possible redemption to redemption amount	—	—	—	—	—	(19,850)	(19,850)
Net loss	—	—	—	—	—	(686,786)	(686,786)
Balance as of March 31, 2026 (unaudited)	7,600,000	$760	150,000	$15	$—	$(23,968,649)	$(23,967,874)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Non-Redeemable Class A Ordinary Shares		Class B Ordinary shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2025	7,600,000	$760	150,000	$15	$—	$(19,858,079)	$(19,857,304)
Accretion of Class A ordinary shares subject to possible redemption to redemption amount	—	—	—	—	—	(98,916)	(98,916)
Net loss	—	—	—	—	—	(446,908)	(446,908)
Balance as of March 31, 2025 (unaudited)	7,600,000	$760	150,000	$15	$—	$(20,403,903)	$(20,403,128)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(686,786)	$(446,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in Trust Account	(4,850)	(83,916)
Change in fair value of warrant liabilities	(1,263,996)	116,129
Changes in operating assets and liabilities:
Prepaid expenses	1,525	11,688
Accounts payable and accrued expenses	1,784,268	191,847
Due to related party	30,000	30,000
Net cash used in operating activities	(139,839)	(181,160)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(15,000)	(15,000)
Cash withdrawn from Trust Account in connection with redemption	238,039	27,428,399
Net cash provided by investing activities	223,039	27,413,399

Cash Flows from Financing Activities:
Proceeds from promissory note to related party	155,000	200,000
Proceeds from convertible promissory note to related party	—	—
Redemption of Class A ordinary shares	(238,039)	(27,428,399)
Net cash used in financing activities	(83,039)	(27,228,399)

Net change in cash	161	3,840
Cash, beginning of the year	4,966	5,303
Cash, end of the year	$5,127	$9,143

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026

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

As of March 31, 2026, the Company had not commenced any operations. All activity through March 31, 2026 relates to the Company’s formation and the initial public offering (the “IPO” or “Initial Public Offering”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on January 26, 2021 (the “Effective Date”). On January 29, 2021, the Company consummated the IPO of 31,000,000 units (the “Units”) and, with respect to the Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), included in the Units sold (the “Public Shares”), including 1,000,000 Units issued pursuant to the partial exercise of the underwriters’ over-allotment option, at $10.00 per Unit, generating gross proceeds of $310,000,000, which is discussed in Note 3. Each Unit consists of one Class A ordinary share, and one-third of one redeemable warrant to purchase one Class A ordinary share at a price of $11.50 per whole share (the “Public Warrants”).

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

There will be no redemption rights or liquidating distributions with respect to the Public Warrants or the Private Placement Warrants, which will expire worthless if the Company fails to consummate an initial Business Combination within the Combination Period.

The Sponsor (as defined below), officers and directors have agreed to waive their redemption rights with respect to their Founder Shares (as defined below) and any Public Shares purchased during or after the IPO in connection with (i) the completion of the initial Business Combination, (ii) a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete its initial Business Combination within the Combination Period.

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

On January 27, 2023, the Company held an extraordinary general meeting of shareholders of the Company (the “Extension Meeting”) to amend the Company’s amended and restated memorandum and articles of association (the “2023 Articles Amendment”) to extend the date by which the Company has to consummate a Business Combination (the “Termination Date”) from January 29, 2023 (the “2023 Original Termination Date”) to April 29, 2023 (the “2023 Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to nine times by an additional one month each time after the 2023 Articles Extension Date, by resolution of the Company’s Board if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, or a total of up to twelve months after the 2023 Original Termination Date, unless the closing of the Company’s initial Business Combination shall have occurred prior to such date (the “2023 Extension Amendment Proposal”). Upon each of the nine one-month extensions, the Sponsor or one or more of its affiliates, members or third-party designees may contribute to the Company $150,000 as a loan to be deposited into the Trust Account. The shareholders of the Company approved the 2023 Extension Amendment Proposal at the Extension Meeting and on January 31, 2023, the Company filed the 2023 Articles Amendment with the Registrar of Companies of the Cayman Islands. In connection with the Extension Meeting, on January 30, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $3,000,000 to the Sponsor (the “Extension Note”).

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

On December 20, 2023, the Company announced its intention to voluntarily delist its Class A ordinary shares, Public Warrants and Units (collectively, the “Securities”) from the New York Stock Exchange (“NYSE”) and its intention to make an application to have its Securities quoted on the OTCQX Marketplace (“OTCQX”).

The Board approved the voluntary delisting on December 20, 2023, and the Company provided notice of the voluntary delisting to NYSE on December 20, 2023. The Company filed a Form 25 with the SEC to effect the delisting of its Securities on January 2, 2024. The delisting became effective on January 12, 2024 when the Form 25 took effect. The last day of trading of the Securities on NYSE was January 12, 2024, and the Securities were suspended pre-market on January 16, 2024. On January 16, 2024, the Company’s Securities began trading on the OTCQX where the Class A ordinary shares and Units began trading on the OTCQX® Best Market (“OTCQB”) under their new trading symbols “CSTAF” and “CSTUF,” respectively, and the Public Warrants began trading on the OTCQB® Venture Market (“OTC Venture”) under their new trading symbol “CSTWF.”

On January 29, 2024, the Company held an extraordinary general meeting of shareholders (the “2024 Shareholder Meeting”) (A) to amend, by way of special resolution, the Company’s amended and restated memorandum and articles of association (the “2024 Articles Amendment”) to extend the date by which the Company has to consummate a Business Combination from January 29, 2024 (the “2024 Original Termination Date”) to February 29, 2024 (the “2024 Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to eleven times by an additional one month each time after the 2024 Articles Extension Date, by resolution of the Board, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until January 29, 2025, or a total of up to twelve months after the 2024 Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto (the “2024 Extension Amendment Proposal”); and (B) to amend, by way of special resolution, the amended and restated memorandum and articles of association to eliminate the limitation that the Company may not redeem Class A ordinary shares, to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended), of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem Class A ordinary shares irrespective of whether such redemption would exceed the Redemption Limitation (such proposal the “Redemption Limitation Amendment Proposal”).

The shareholders of the Company approved the 2024 Extension Amendment Proposal and the Redemption Limitation Amendment Proposal at the 2024 Shareholder Meeting and on January 30, 2024, the Company filed the applicable amendments to the Company’s amended and restated memorandum and articles of association with the Registrar of Companies of the Cayman Islands, effective January 29, 2024.

In connection with the vote to approve the 2024 Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, the holders of 2,126,159 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.13 per share, for an aggregate redemption amount of approximately $23,671,533. After the satisfaction of such redemptions and receipt of the initial deposit of $55,000 to the Trust Account, the balance in the Trust Account was approximately $26,415,545.

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

In connection with the 2024 Shareholder Meeting, the Sponsor agreed that the Sponsor (or one or more of its affiliates, members or third-party designees) (the “Lender”) would make a deposit into the Trust Account of $55,000, in exchange for a non-interest bearing, unsecured promissory note issued by the Company to the Lender. In addition, in the event that the Company had not consummated an initial Business Combination by February 29, 2024, without approval of the Company’s public shareholders, the Company was entitled, by resolution of the Company’s Board, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, to extend the Termination Date up to eleven times, each by one additional month, provided that the Lender deposited $55,000 into the Trust Account for each such monthly extension, for an aggregate deposit of up to $605,000 (if all eleven additional monthly extensions are exercised), in exchange for a non-interest bearing, unsecured promissory note issued by the Company to the Lender.

On each of February 29, 2024, March 28, 2024, April 29, 2024, May 29, 2024, June 28, 2024, July 23, 2024, August 23, 2024, September 26, 2024, October 29, 2024, November 27, 2024, and December 20, 2024, the Company drew $55,000 pursuant to the 2024 Note (as defined below), which funds the Company deposited into the Trust Account. The deposit enabled the Company to extend the date by which it must complete its initial Business Combination from February 29, 2024 to January 29, 2025. The 2024 Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the 2024 Note will be repaid only from amounts remaining outside of the Trust Account, if any.

On January 27, 2025, the Company held an extraordinary general meeting of shareholders (the “2025 Shareholder Meeting”) (A) to amend, by way of special resolution, the Company’s amended and restated memorandum and articles of association to extend the Termination Date by which the Company has to consummate a Business Combination from January 29, 2025 (the “2025 Original Termination Date”) to February 28, 2025 (the “2025 Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date on a monthly basis for up to eleven times by an additional one month each time after the 2025 Articles Extension Date, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until January 29, 2026, or a total of up to twelve months after the 2025 Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto (the “2025 Extension Amendment Proposal”); and (B) to amend, by way of special resolution, the Company’s amended and restated memorandum and articles of association to permit for the issuance of Class A ordinary shares to holders of the Company’s Class B ordinary shares upon the exercise of the right of a holder of the Class B ordinary shares to convert such holder’s Class B ordinary shares into Class A ordinary shares on a one-for-one basis at any time and from time to time prior to the closing of an initial Business Combination at the election of the holder (the “Founder Share Amendment Proposal”).

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

On each of February 25, 2025, March 27, 2025, April 29, 2025, May 28, 2025, June 26, 2025, July 28, 2025, August 28, 2025, September 26, 2025, October 28, 2025, November 25, 2025, December 23, 2025, the Company drew $5,000 pursuant to the 2024 Note, which the Company deposited into the Trust Account. These deposits enabled the Company to extend the date by which it must complete its initial Business Combination from February 28, 2025 to January 29, 2026.

On March 10, 2025, the Company’s Class A ordinary shares started trading on the OTC Pink Market (“OTC Pink”) and the Company’s Units started trading on the OTCQB.

On June 5, 2025, the Company amended the 2024 Note to increase the total principal amount by $590,000 from $1,660,000 to $2,250,000. Unless otherwise set forth in the amendment, all other provisions of the 2024 Note remain in full force and effect.

On September 8, 2025, Jindalee Lithium Limited, an Australian public company listed on the Australian Securities Exchange (“Jindalee”), announced that Jindalee and the Company had entered into a non-binding term sheet related to a business combination between the Company and HiTech Minerals, Inc., a Nevada corporation and wholly owned subsidiary of Jindalee.

On January 27, 2026, the Company held an extraordinary general meeting of shareholders to amend, by way of special resolution, the Company’s amended and restated Memorandum and Articles of Association to extend the Termination Date from January 29, 2026 (the “2026 Original Termination Date”) to February 28, 2026 (the “2026 Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date on a monthly basis for up to eleven times by an additional one month each time after the 2026 Articles Extension Date, by resolution of the Board, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date for an aggregate extension period of up to twelve months after the 2026 Original Termination Date, ending no later than January 29, 2027, unless the closing of a Business Combination shall have occurred prior thereto (the “Extension Amendment Proposal”).

The shareholders of the Company approved the Extension Amendment Proposal at the Shareholder Meeting and on January 28, 2026, the Company filed an amendment to the amended and restated memorandum and articles of association with the Registrar of Companies of the Cayman Islands.

In connection with the vote to approve the Extension Amendment Proposal, the holders of 17,773 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $13.39 per share, for an aggregate redemption amount of approximately $238,039. After the satisfaction of such redemptions and receipt of the initial deposit of $5,000 to the Trust Account, the balance in the Trust Account was approximately $628,176, and there were 7,646,529 Class A ordinary shares of the Company outstanding, of which 46,529 Class A ordinary shares are held by the Company’s public shareholders.

On each of February 27, 2026, March 26, 2026 and April 28, 2026 the Company drew $5,000 pursuant to the 2024 Note, which the Company deposited into the Trust Account. As of March 31, 2026 and December 31, 2025, the Company deposited an aggregate total of $735,000 and $720,000 in the Trust Account pursuant to the 2024 Note, respectively.

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

The Business Combination Agreement provides for, among other things, the consummation of the following transactions (the transactions contemplated by the Business Combination Agreement, collectively, the “HiTech Business Combination”):

(i)	The Company and HiTech will each merge with a subsidiary of PubCo and, in connection therewith, each issued and outstanding ordinary share will automatically be cancelled and exchanged for one newly issued share of common stock, par value $0.0001 per share, of PubCo (the “PubCo Common Shares”) and each Warrant will be automatically assumed and converted into a warrant to purchase one PubCo Common Share;

(ii)	Intercompany amounts or obligations funded by Jindalee Lithium Limited, HiTech’s parent (“Jindalee”), as a loan to HiTech, (a) existing as of September 3, 2025 will be settled at the closing of the HiTech Business Combination (the “Closing”) through the issuance of PubCo Loan Warrants, with the number of PubCo Loan Warrants equal to (y) the principal amount outstanding under the applicable Existing Jindalee Intercompany Amounts divided by (z) $1.50 and (b) incurred after that date and prior to the Closing in order to finance ordinary course operations of HiTech or HiTech Transaction Expenses will, at Jindalee’s election prior to the Initial Merger Effective Time, either be settled in cash or converted into PubCo Common Shares at a 15% discount to the IPO Price per Share;

(iii)	(a) Existing Sponsor Loans will be converted at the Initial Closing, into PubCo Loan Warrants, with the number of PubCo Loan Warrants equal to (y) the principal amount outstanding under the applicable Sponsor Loans divided by (z) $1.50, (b) Continuing Sponsor Loans used to finance SPAC Transaction Expenses or Other Transaction Expenses that are due and payable prior to the Acquisition Closing will be repaid in cash at the Acquisition Closing, and (c) Continuing Sponsor Non-Transaction Loans used other than to finance SPAC Transaction Expenses or Other Transaction Expenses will be converted into PubCo Loan Warrants at the Initial Closing, with the number of PubCo Loan Warrants equal to (y) the principal amount outstanding under the applicable Sponsor Loans divided by (z) $1.50, immediately prior to the Initial Merger Effective Time; and

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

Liquidity and Going Concern Consideration

As of March 31, 2026, the Company had $5,127 in its operating bank account and a working capital deficit of $8,672,879, net of the convertible promissory note – related party. Convertible promissory note - related party amounting to $3,181,000 is not expected to be settled out of the current assets.

The Company is within 12 months of its mandatory liquidation as of the time of filing this Quarterly Report on Form 10-Q. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements—Going Concern,” the liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the Termination Date, May 29, 2026 (or no later than January 29, 2027).

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

On April 9, 2026, the Company entered into a Business Combination Agreement with HiTech.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on April 15, 2026 (the “Annual Report”).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2026 and December 31, 2025.

Cash Held in Trust Account

At March 31, 2026 and December 31, 2025, the assets held in the Trust Account were held in a bank deposit account. During the period ended March 31, 2026, the Company withdrew $238,039 from the Trust Account in connection with the redemption on January 28, 2026 and the Company deposited $15,000 to the Trust Account to extend the Termination Date.

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

Class A Ordinary Shares Subject to Possible Redemption

All of the 31,000,000 Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at March 31, 2026 and December 31, 2025, 46,529 and 64,302 Class A ordinary shares subject to possible redemption were presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, respectively.

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

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets as of March 31, 2026 and December 31, 2025 are reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2024	$28,123,011
Plus:
Accretion of carrying value to redemption value (including $60,000 of extension deposits)	164,831
Less:
Redemptions	(27,428,399)
Class A ordinary shares subject to possible redemption as of December 31, 2025	$859,443
Plus:
Accretion of carrying value to redemption value (including $15,000 of extension deposits)	19,850
Less:
Redemptions	(238,039)
Class A ordinary shares subject to possible redemption as of March 31, 2026	$641,254

Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2026 and December 31, 2025. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

Reconciliation of Net Loss per Ordinary Share

The Company’s unaudited condensed statements of operations include a presentation of net loss per share for ordinary shares subject to redemption in a manner similar to the two-class method of net loss per share. Accordingly, basic and diluted net loss per redeemable Class A ordinary shares and non-redeemable Class A ordinary shares and Class B ordinary shares are calculated as follows:

	For the Three Months Ended March 31,
	2026	2025
Redeemable Class A ordinary shares
Allocation of net loss to redeemable Class A ordinary shares subject to possible redemption	$(4,565)	$(39,688)
Weighted average redeemable Class A ordinary shares subject to possible redemption	51,861	755,317
Basic and diluted net loss per share	$(0.09)	$(0.05)

Non-redeemable Class A ordinary shares and Class B ordinary shares
Allocation of net loss to non-redeemable Class A ordinary shares and Class B ordinary shares	$(682,221)	$(407,220)
Weighted average non-redeemable Class A ordinary shares and Class B ordinary shares	7,750,000	7,750,000
Basic and diluted net loss per share	$(0.09)	$(0.05)

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

Public Warrants

As of March 31, 2026 and December 31, 2025, the Company had 10,333,333 Public Warrants and 5,466,667 Private Placement Warrants outstanding.

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

Promissory Notes — Related Party

During the period ended December 31, 2022, the Company issued a number of unsecured promissory notes (the “2022 Notes”) totaling $258,780 to certain executive officers and affiliates of the Company. The proceeds of the 2022 Notes were used as general working capital purposes. The 2022 Notes bear no interest and are payable in full upon the earlier to occur of (i) the Termination Date or (ii) the consummation of the Company’s Business Combination. Failure to pay the principals within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2022 Notes may be accelerated. As of each of March 31, 2026 and December 31, 2025, $227,208 was outstanding under the 2022 Notes.

On January 30, 2024, the Company issued an unsecured promissory note in the total principal amount of up to $1,660,000 (the “2024 Note”) to the Sponsor, which was amended on June 5, 2025, to increase the total principal amount by $590,000 from $1,660,000 to $2,250,000 to the Sponsor. The 2024 Note was further amended on March 18, 2026, to increase the total principal amount by $3,000,000 from $2,250,000 to $5,250,000 to the Sponsor. The 2024 Note does not bear interest and matures upon closing of the Business Combination. In the event that the Company does not consummate a Business Combination, the 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Unless otherwise set forth in the amendment, all other provisions of the 2024 Note remain in full force and effect. As of each of March 31, 2026 and December 31, 2025, $2,049,901 and $1,894,901 were outstanding under the 2024 Note, respectively.

As of March 31, 2026 and December 31, 2025, $2,277,109 and $2,122,109 were outstanding under the promissory notes to the Sponsor, respectively.

Administrative Support Agreement

As of January 26, 2021, the Company had agreed, commencing on the date that the Securities of the Company were first listed on NYSE, to pay the Sponsor up to $10,000 per month for office space, utilities and secretarial and administrative support, and other obligations of the Sponsor. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2026 and 2025, the Company recorded $30,000 and $30,000 administrative service fees, respectively. Amounts of $390,000 and $360,000 are reported as due to related party in the accompanying condensed balance sheets as of March 31, 2026 and December 31, 2025, respectively.

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

On January 18, 2023, the Company issued an unsecured promissory note (the “2023 Note”) in the amount of $230,000 to the Sponsor. The proceeds of the 2023 Note were used for general working capital purposes. The 2023 Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s Business Combination or (ii) the date that the winding up of the Company is effective. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2023 Note may be accelerated. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2023 Note may be converted into warrants of the Company, at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share of the Company. The warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Company’s IPO. As of each of March 31, 2026 and December 31, 2025, $230,000 is outstanding under this 2023 Note.

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

Accordingly, in connection with the Extension Meeting, on January 30, 2023, the Company issued the Extension Note to the Sponsor. The Sponsor funded the initial principal amount of $450,000 on January 30, 2023. The Extension Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Extension Note were deposited in the Trust Account. At the election of the payee, $1,270,000 of the total principal amount of the Extension Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the IPO of the Company. As of each of March 31, 2026 and December 31, 2025, $2,951,000 is outstanding under this Extension Note.

The notes were accounted for using the bifurcation method, and it was determined that the conversion feature was de minimis and was recorded at par value. As of each of March 31, 2026 and December 31, 2025, there was $3,181,000 of borrowings under the Working Capital Loans.

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

Note 7 — Shareholders’ Deficit

Preference shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each (the “Preference Shares”). At March 31, 2026 and December 31, 2025, there were no Preference Shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares. As of March 31, 2026 and December 31, 2025, there were 7,600,000 shares issued and outstanding, excluding 46,529 and 64,302 shares subject to possible redemption, respectively.

Class B ordinary shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares. On January 30, 2024, the Sponsor converted an aggregate of 7,600,000 Class B ordinary shares into Class A ordinary shares on a one-for-one basis. At March 31, 2026 and December 31, 2025, there were 150,000 shares issued and outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2026	Level	December 31, 2025
Liabilities
Public Warrant Liability	2	$826,662	2	$1,653,324
Private Placement Warrant Liability	2	$437,333	2	$874,667

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed statements of operations.

The Company established the initial fair value for the Public Warrants on January 29, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model, and for the Private Placement Warrants on January 29, 2021, using a Black-Scholes model. As of March 31, 2026 and December 31, 2025, the fair value of the Private Placement Warrants was valued utilizing the quoted market price of the Public Warrants, and the fair value of the Public Warrants by reference to the quoted market price of the Public Warrants. The Public Warrants and Private Placement Warrants were classified as Level 3 at the initial measurement date. There were no transfers among fair value hierarchy at March 31, 2026 and December 31, 2025. The Public Warrants are classified as Level 2 due to the lack of trading activity as of the reporting date.

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

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

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

	March 31, 2026	December 31, 2025
Cash held in Trust Account	$641,254	$859,443
Cash	$5,127	$4,966

	For the Three Months Ended March 31,
	2026	2025
General and administrative costs	$1,955,632	$414,695
Interest earned on cash held in Trust Account	$4,850	$83,916

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

On April 28, 2026, the Company drew $5,000 pursuant to the 2024 Note, which were deposited into the Trust Account. This deposit enables the Company to extend the date by which it must complete its initial business combination from April 29, 2026 to May 29, 2026.

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

On January 27, 2023, we held an extraordinary general meeting of shareholders to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a Business Combination from January 29, 2023 to April 29, 2023 and to allow the Company, without another shareholder vote, to elect to extend the 2023 Termination Date to consummate a Business Combination on a monthly basis for up to nine times by an additional one month each time after the 2023 Articles Extension Date, by resolution of the board if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until January 29, 2024, or a total of up to twelve months after the 2023 Termination Date, unless the closing of the Company’s Business Combination shall have occurred prior to such date. Upon each of the nine one-month extensions, the Sponsor or one or more of its affiliates, members or third-party designees may contribute to the Company $150,000 as a loan to be deposited into the Trust Account. The shareholders of the Company approved the 2023 Extension Amendment Proposal at the Extension Meeting and on January 31, 2023, the Company filed the 2023 Articles Amendment with the Registrar of Companies of the Cayman Islands. In connection with the Extension Meeting, on January 30, 2023, the Company issued the Extension Note to the Sponsor.

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

On each of February 25, 2025, March 27, 2025, April 29, 2025, May 28, 2025, June 26, 2025, July 28, 2025, August 28, 2025, September 26, 2025, October 28, 2025, November 25, 2025, December 23, 2025, February 27, 2026, March 26, 2026 and April 28, 2026 the Company drew the Extension Funds, in the aggregate amount of $5,000 each month, as approved by unanimous director or extension committee resolution pursuant to the 2024 Note, which Extension Funds the Company deposited into the Company’s Trust Account for its public shareholders. These deposits enabled the Company to extend the date by which it must complete its initial Business Combination from February 28, 2025 to May 29, 2026. These extensions were eleven of eleven one-month extensions of 2025 Extension and third of eleven one-month extensions of 2026 Extension permitted under the amended and restated memorandum and articles of association and provide the Company with additional time to complete its initial Business Combination. As of March 31, 2026 and December 31, 2025, the Company deposited an aggregate total of $735,000 and $720,000 Extension Funds pursuant to the 2024 Note, respectively.

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

On June 5, 2025, the Company amended the 2024 Note (the “First Amendment”), to increase the total principal amount by $590,000 from $1,660,000 to $2,250,000. Unless otherwise set forth in the First Amendment, all other provisions of the 2024 Note remained in full force and effect.

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

The shareholders of the Company approved the Extension Amendment Proposal at the Shareholder Meeting and on January 28, 2026, the Company filed an amendment to the Memorandum and Articles of Association with the Registrar of Companies of the Cayman Islands.

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

On March 18, 2026, the Company amended the 2024 Note (the “Second Amendment”), to increase the total principal amount by $3,000,000 from $2,250,000 to $5,250,000. Unless otherwise set forth in the Second Amendment, all other provisions of the 2024 Note remained in full force and effect.

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

Liquidity and Going Concern Consideration

As of March 31, 2026, the Company had $5,127 in its operating bank account, and a working capital deficit of $8,672,879, net of the convertible promissory note – related party. Convertible promissory note - related party amounting to $3,181,000 is not expected to be settled out of the current assets.

Our liquidity needs to date have been satisfied through loans from the Sponsor to cover for certain operating expenses. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company working capital loans.

As of March 31, 2026, there was approximately $5,458,109 of borrowings outstanding and $390,000 of related administrative fees owed to the Sponsor under the following promissory notes:

●	During the period ended December 31, 2022, the Company issued the 2022 Notes totaling $258,780 to certain executive officers and affiliates of the Company. The proceeds of the 2022 Notes were used as general working capital purposes. The 2022 Notes bear no interest and are payable in full upon the earlier to occur of (i) the Termination Date or (ii) the consummation of the Company’s Business Combination. Failure to pay the principals within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2022 Notes may be accelerated. As of each of March 31, 2026 and December 31, 2025, $227,208 was outstanding under the 2022 Note.

●	On January 18, 2023, the Company issued the 2023 Note in the amount of $230,000 to the Sponsor. The proceeds of the 2023 Note were used for general working capital purposes. The 2023 Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s Business Combination or (ii) the date that the winding up of the Company is effective. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2023 Note may be accelerated. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2023 Note may be converted into warrants of the Company, at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share of the Company. The warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Company’s IPO. As of each of March 31, 2026 and December 31, 2025, $230,000 is outstanding under this 2023 Note.

●	On January 30, 2023, the Company issued the Extension Note to the Sponsor. The Sponsor funded the initial total principal amount of $450,000 on January 30, 2023. The Extension Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Extension Note were deposited in the Trust Account. At the election of the payee, $1,270,000 of the total principal amount of the Extension Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the IPO of the Company. As of each of March 31, 2026 and December 31, 2025, $2,951,000 is outstanding under this Extension Note.

●

On January 30, 2024, the Company issued the 2024 Note in the amount of $1,660,000 to the Sponsor, which was amended on June 5, 2025, to increase the total principal amount by $590,000 from $1,660,000 to $2,250,000 to the Sponsor. The 2024 Note was further amended on March 18, 2026, to increase the total principal amount by $3,000,000 from $2,250,000 to $5,250,000 (the “Second Amendment”). The 2024 Note does not bear interest and matures upon closing of the Business Combination. In the event that the Company does not consummate a Business Combination, the 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Unless otherwise set forth in the Second Amendment, all other provisions of the 2024 Note remain in full force and effect. As of each of March 31, 2026 and December 31, 2025, $2,049,901 and $1,894,901 were outstanding under the 2024 Note, respectively.

We cannot provide any assurance that new financing along the lines detailed above will be available to us on commercially acceptable terms, if at all. Further, we have until the Termination Date to consummate a Business Combination, but we cannot provide assurance that we will be able to consummate a Business Combination by that date. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” the liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or May 29, 2026 (or no later than January 29, 2027), the date the Company is required to liquidate. These accompanying unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations

Our entire activity from inception through March 31, 2026 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our Business Combination. We generate non-operating income in the form of interest income and dividends on cash and investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net loss of approximately $686,000, which included a loss from operations of approximately $2,000,000, partially offset by a gain from the change in fair value of warrant liabilities of approximately $1,300,000 and interest earned on investments held in the Trust Account of approximately $5,000.

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

Critical Accounting Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of unaudited condensed financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

The Company’s management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Inflation

We do not believe that inflation had a material impact on our business, revenues or operating results during the period presented.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the period ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period ended March 31, 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

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

Dated: May 15, 2026	By:	/s/ Jarett Goldman
	Name:	Jarett Goldman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)