Form 10-Q
period 2026-06-30
Constellation Acquisition Corp I
filed 2026-08-17
CIK 1834032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 17, 2026, 7,646,529 Class A ordinary shares, par value $0.0001 per share, and 150,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

CONSTELLATION ACQUISITION CORP I
Form 10-Q

For the Quarter Ended June 30, 2026

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSTELLATION ACQUISITION CORP I

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash	$17,947	$4,966
Prepaid expenses	12,475	36,800
Total current assets	30,422	41,766
Cash held in Trust Account	660,761	859,443
Total Assets	$691,183	$901,209

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$6,873,661	$4,261,904
Due to related party	420,000	360,000
Promissory notes – related parties	2,552,109	2,122,109
Convertible promissory note – related party	3,181,000	3,181,000
Total current liabilities	13,026,770	9,925,013
Deferred underwriting fee	4,340,000	10,850,000
Warrant liabilities	3,396,987	2,527,991
Total Liabilities	20,763,757	23,303,004

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 46,529 and 64,302 shares at redemption value of approximately $14.20 and $13.37 per share as of June 30, 2026 and December 31, 2025, respectively	660,761	859,443

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 7,600,000 shares issued and outstanding (excluding 46,529 and 64,302 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	760	760
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 150,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	15	15
Additional paid-in capital	—	—
Accumulated deficit	(20,734,110)	(23,262,013)
Total Shareholders’ Deficit	(20,733,335)	(23,261,238)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$691,183	$901,209

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative costs	$1,127,469	$265,079	$3,083,101	$679,774
Loss from operations	(1,127,469)	(265,079)	(3,083,101)	(679,774)

Other income (expense):
Interest earned on cash held in Trust Account	4,507	7,091	9,357	91,007
Change in fair value of warrant liabilities	(2,132,992)	37,130	(868,996)	(78,999)
Total other (expense) income, net	(2,128,485)	44,221	(859,639)	12,008

Net loss	$(3,255,954)	$(220,858)	$(3,942,740)	$(667,766)

Basic and diluted weighted average shares outstanding, redeemable Class A ordinary shares	46,529	64,302	49,180	407,900
Basic and diluted net loss per share, redeemable Class A ordinary shares	$(0.42)	$(0.03)	$(0.51)	$(0.08)
Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares and Class B ordinary shares	7,750,000	7,750,000	7,750,000	7,750,000
Basic and diluted net loss per share, non-redeemable Class A ordinary shares and Class B ordinary shares	$(0.42)	$(0.03)	$(0.51)	$(0.08)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Non-Redeemable Class A Ordinary Shares		Class B Ordinary shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2026	7,600,000	$760	150,000	$15	$—	$(23,262,013)	$(23,261,238)
Accretion of Class A ordinary shares subject to possible redemption to redemption amount	—	—	—	—	—	(19,850)	(19,850)
Net loss	—	—	—	—	—	(686,786)	(686,786)
Balance as of March 31, 2026 (unaudited)	7,600,000	760	150,000	15	—	(23,968,649)	(23,967,874)
Accretion of Class A ordinary shares subject to possible redemption to redemption amount	—	—	—	—	—	(19,507)	(19,507)
Reversal of deferred underwriting fee	—	—	—	—	—	6,510,000	6,510,000
Net loss	—	—	—	—	—	(3,255,954)	(3,255,954)
Balance as of June 30, 2026 (unaudited)	7,600,000	$760	150,000	$15	$—	$(20,734,110)	$(20,733,335)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Non-Redeemable Class A Ordinary Shares		Class B Ordinary shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2025	7,600,000	$760	150,000	$15	$—	$(19,858,079)	$(19,857,304)
Accretion of Class A ordinary shares subject to possible redemption to redemption amount	—	—	—	—	—	(98,916)	(98,916)
Net loss	—	—	—	—	—	(446,908)	(446,908)
Balance as of March 31, 2025 (unaudited)	7,600,000	760	150,000	15	—	(20,403,903)	(20,403,128)
Accretion of Class A ordinary shares subject to possible redemption to redemption amount	—	—	—	—	—	(22,091)	(22,091)
Net loss	—	—	—	—	—	(220,858)	(220,858)
Balance as of June 30, 2025 (unaudited)	7,600,000	$760	150,000	$15	$—	$(20,646,852)	$(20,646,077)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(3,942,740)	$(667,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in Trust Account	(9,357)	(91,007)
Change in fair value of warrant liabilities	868,996	78,999
Changes in operating assets and liabilities:
Prepaid expenses	24,325	20,713
Accounts payable and accrued expenses	2,611,757	308,663
Due to related party	60,000	60,000
Net cash used in operating activities	(387,019)	(290,398)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(30,000)	(30,000)
Cash withdrawn from Trust Account in connection with redemption	238,039	27,428,399
Net cash provided by investing activities	208,039	27,398,399

Cash Flows from Financing Activities:
Proceeds from promissory note to related parties	430,000	320,000
Redemption of Class A ordinary shares	(238,039)	(27,428,399)
Net cash provided (used in) financing activities	191,961	(27,108,399)

Net change in cash	12,981	(398)
Cash, beginning of the period	4,966	5,303
Cash, end of the period	$17,947	$4,905

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity through June 30, 2026 relates to the Company’s formation and the initial public offering (the “IPO” or “Initial Public Offering”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

On each of February 27, 2026, March 26, 2026, April 28, 2026, May 28, 2026, June 26, 2026 and July 29, 2026 the Company drew $5,000 pursuant to the 2024 Note, which the Company deposited into the Trust Account. As of June 30, 2026 and December 31, 2025, the Company deposited an aggregate total of $750,000 and $720,000 in the Trust Account pursuant to the 2024 Note, respectively.

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

There is no guarantee that the entities will be able to consummate the HiTech Business Combination by the Termination Date or that Closing will occur. For more information on the HiTech Business Combination, please refer to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2026, the Registration Statement on Form S-4 containing a preliminary proxy statement/prospectus that was filed by PubCo with the SEC on June 26, 2026, and the definitive proxy statement that will be filed with the SEC and distributed to the Company’s shareholders.

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

Liquidity and Going Concern Consideration

As of June 30, 2026, the Company had $17,947 in its operating bank account and a working capital deficit of $9,815,348, net of the convertible promissory note – related party. Convertible promissory note - related party amounting to $3,181,000 is not expected to be settled out of the current assets.

The Company is within 12 months of its mandatory liquidation as of the time of filing this Quarterly Report on Form 10-Q. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements—Going Concern,” the liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the Termination Date, August 29, 2026 (or no later than January 29, 2027).

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

On April 9, 2026, the Company entered into a Business Combination Agreement with HiTech.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2026 and December 31, 2025.

Cash Held in Trust Account

At June 30, 2026 and December 31, 2025, the assets held in the Trust Account were held in a bank deposit account. During the period ended June 30, 2026, the Company withdrew $238,039 from the Trust Account in connection with the redemption on January 28, 2026 and the Company deposited $30,000 to the Trust Account to extend the Termination Date.

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

Class A Ordinary Shares Subject to Possible Redemption

All of the 31,000,000 Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at June 30, 2026 and December 31, 2025, 46,529 and 64,302 Class A ordinary shares subject to possible redemption were presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, respectively.

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

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets as of June 30, 2026 and December 31, 2025 are reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2024	$28,123,011
Plus:
Accretion of carrying value to redemption value (including $60,000 of extension deposits)	164,831
Less:
Redemptions	(27,428,399)
Class A ordinary shares subject to possible redemption as of December 31, 2025	$859,443
Plus:
Accretion of carrying value to redemption value (including $15,000 of extension deposits)	19,850
Less:
Redemptions	(238,039)
Class A ordinary shares subject to possible redemption as of March 31, 2026	$641,254
Plus:
Accretion of carrying value to redemption value (including $15,000 of extension deposits)	19,507
Class A ordinary shares subject to possible redemption as of June 30, 2026	$660,761

Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2026 and December 31, 2025. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

Reconciliation of Net Loss per Ordinary Share

The Company’s unaudited condensed statements of operations include a presentation of net loss per share for ordinary shares subject to redemption in a manner similar to the two-class method of net loss per share. Accordingly, basic and diluted net loss per redeemable Class A ordinary shares and non-redeemable Class A ordinary shares and Class B ordinary shares are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Redeemable Class A ordinary shares
Allocation of net loss to redeemable Class A ordinary shares subject to possible redemption	$(19,431)	$(1,817)	$(24,862)	$(33,389)
Weighted average redeemable Class A ordinary shares subject to possible redemption	46,529	64,302	49,180	407,900
Basic and diluted net loss per share	$(0.42)	$(0.03)	$(0.51)	$(0.08)

Non-redeemable Class A ordinary shares and Class B ordinary shares
Allocation of net loss to non-redeemable Class A ordinary shares and Class B ordinary shares	$(3,236,523)	$(219,041)	$(3,917,878)	$(634,377)
Weighted average non-redeemable Class A ordinary shares and Class B ordinary shares	7,750,000	7,750,000	7,750,000	7,750,000
Basic and diluted net loss per share	$(0.42)	$(0.03)	$(0.51)	$(0.08)

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

Public Warrants

As of June 30, 2026 and December 31, 2025, the Company had 10,333,333 Public Warrants and 5,466,667 Private Placement Warrants outstanding.

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

Promissory Notes — Related Parties

During the period ended December 31, 2022, the Company issued a number of unsecured promissory notes (the “2022 Notes”) totaling $258,780 to certain executive officers and affiliates of the Company. The proceeds of the 2022 Notes were used as general working capital purposes. The 2022 Notes bear no interest and are payable in full upon the earlier to occur of (i) the Termination Date or (ii) the consummation of the Company’s Business Combination. Failure to pay the principals within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2022 Notes may be accelerated. As of each of June 30, 2026 and December 31, 2025, $227,208 was outstanding under the 2022 Notes.

On January 30, 2024, the Company issued an unsecured promissory note in the total principal amount of up to $1,660,000 (the “2024 Note”) to the Sponsor, which was amended on June 5, 2025, to increase the total principal amount by $590,000 from $1,660,000 to $2,250,000 to the Sponsor. The 2024 Note was further amended on March 18, 2026, to increase the total principal amount by $3,000,000 from $2,250,000 to $5,250,000 to the Sponsor. The 2024 Note does not bear interest and matures upon closing of the Business Combination. In the event that the Company does not consummate a Business Combination, the 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Unless otherwise set forth in the amendment, all other provisions of the 2024 Note remain in full force and effect. As of each of June 30, 2026 and December 31, 2025, $2,324,901 and $1,894,901 were outstanding under the 2024 Note, respectively.

As of June 30, 2026 and December 31, 2025, $2,552,109 and $2,122,109, respectively, were outstanding under the promissory notes to related parties.

Administrative Support Agreement

As of January 26, 2021, the Company had agreed, commencing on the date that the Securities of the Company were first listed on NYSE, to pay the Sponsor up to $10,000 per month for office space, utilities and secretarial and administrative support, and other obligations of the Sponsor. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2026 and 2025, the Company recorded $30,000 and $60,000 administrative service fees, respectively. Amounts of $420,000 and $360,000 are reported as due to related party in the accompanying condensed balance sheets as of June 30, 2026 and December 31, 2025, respectively.

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

On January 18, 2023, the Company issued an unsecured promissory note (the “2023 Note”) in the amount of $230,000 to the Sponsor. The proceeds of the 2023 Note were used for general working capital purposes. The 2023 Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s Business Combination or (ii) the date that the winding up of the Company is effective. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2023 Note may be accelerated. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2023 Note may be converted into warrants of the Company, at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share of the Company. The warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Company’s IPO. As of each of June 30, 2026 and December 31, 2025, $230,000 is outstanding under this 2023 Note.

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

Accordingly, in connection with the Extension Meeting, on January 30, 2023, the Company issued the Extension Note to the Sponsor. The Sponsor funded the initial principal amount of $450,000 on January 30, 2023. The Extension Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Extension Note were deposited in the Trust Account. At the election of the payee, $1,270,000 of the total principal amount of the Extension Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the IPO of the Company. As of each of June 30, 2026 and December 31, 2025, $2,951,000 is outstanding under this Extension Note.

The notes were accounted for using the bifurcation method, and it was determined that the conversion feature was de minimis and was recorded at par value. As of each of June 30, 2026 and December 31, 2025, there was $3,181,000 of borrowings under the Working Capital Loans.

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

On April 13, 2026, the Company received a waiver letter from Deutsche Bank Securities Inc. pursuant to which it irrevocably waived its entitlement to receive its portion of the deferred underwriting fee of $6,510,000 that would otherwise have been payable upon the consummation of the Company’s initial Business Combination. As a result, the Company reduced its deferred underwriting fee liability by $6,510,000, leaving the remaining deferred underwriting fee liability of $4,340,000 attributable to Morgan Stanley & Co. LLC reported on condensed balance sheets as of June 30, 2026.

Note 7 — Shareholders’ Deficit

Preference shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each (the “Preference Shares”). At June 30, 2026 and December 31, 2025, there were no Preference Shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares. As of June 30, 2026 and December 31, 2025, there were 7,600,000 shares issued and outstanding, excluding 46,529 and 64,302 shares subject to possible redemption, respectively.

Class B ordinary shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares. On January 30, 2024, the Sponsor converted an aggregate of 7,600,000 Class B ordinary shares into Class A ordinary shares on a one-for-one basis. At June 30, 2026 and December 31, 2025, there were 150,000 shares issued and outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2026	Level	December 31, 2025
Liabilities
Public Warrant Liability	2	$2,221,654	2	$1,653,324
Private Placement Warrant Liability	2	$1,175,333	2	$874,667

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed statements of operations.

The Company established the initial fair value for the Public Warrants on January 29, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model, and for the Private Placement Warrants on January 29, 2021, using a Black-Scholes model. As of June 30, 2026 and December 31, 2025, the fair value of the Private Placement Warrants was valued utilizing the quoted market price of the Public Warrants, and the fair value of the Public Warrants by reference to the quoted market price of the Public Warrants. The Public Warrants and Private Placement Warrants were classified as Level 3 at the initial measurement date. There were no transfers among fair value hierarchy at June 30, 2026 and December 31, 2025. The Public Warrants are classified as Level 2 due to the lack of trading activity as of the reporting date.

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

	June 30, 2026	December 31, 2025
Cash held in Trust Account	$660,761	$859,443
Cash	$17,947	$4,966

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative costs	$1,127,469	$265,079	$3,083,101	$679,774
Interest earned on cash held in Trust Account	$4,507	$7,091	$9,357	$91,007

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

On July 29, 2026, the Company drew $5,000 pursuant to the 2024 Note, which were deposited into the Trust Account. This deposit enables the Company to extend the date by which it must complete its initial business combination from July 29, 2026 to August 29, 2026.

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

On each of February 25, 2025, March 27, 2025, April 29, 2025, May 28, 2025, June 26, 2025, July 28, 2025, August 28, 2025, September 26, 2025, October 28, 2025, November 25, 2025, December 23, 2025, February 27, 2026, March 26, 2026, April 28, 2026, May 28, 2026, June 26, 2026 and July 29, 2026 the Company drew the Extension Funds, in the aggregate amount of $5,000 each month, as approved by unanimous director or extension committee resolution pursuant to the 2024 Note, which Extension Funds the Company deposited into the Company’s Trust Account for its public shareholders. These deposits enabled the Company to extend the date by which it must complete its initial Business Combination from February 28, 2025 to May 29, 2026. These extensions were eleven of eleven one-month extensions of 2025 Extension and third of eleven one-month extensions of 2026 Extension permitted under the amended and restated memorandum and articles of association and provide the Company with additional time to complete its initial Business Combination. As of June 30, 2026 and December 31, 2025, the Company deposited an aggregate total of $750,000 and $720,000 Extension Funds pursuant to the 2024 Note, respectively.

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

There is no guarantee that the entities will be able to consummate the HiTech Business Combination by the Termination Date or that Closing will occur. For more information on the HiTech Business Combination, please refer to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2026, the Registration Statement on Form S-4 containing a preliminary proxy statement/prospectus that was filed by PubCo with the SEC on June 26, 2026, and the definitive proxy statement that will be filed with the SEC and distributed to the Company’s shareholders.

Liquidity and Going Concern Consideration

As of June 30, 2026, the Company had $17,947 in its operating bank account, and a working capital deficit of $9,815,348, net of the convertible promissory note – related party. Convertible promissory note - related party amounting to $3,181,000 is not expected to be settled out of the current assets.

Our liquidity needs to date have been satisfied through loans from the Sponsor to cover for certain operating expenses. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company working capital loans.

As of June 30, 2026, there was approximately $5,733,109 of borrowings outstanding and $420,000 of related administrative fees owed to the related parties under the following promissory notes:

●	During the period ended December 31, 2022, the Company issued the 2022 Notes totaling $258,780 to certain executive officers and affiliates of the Company. The proceeds of the 2022 Notes were used as general working capital purposes. The 2022 Notes bear no interest and are payable in full upon the earlier to occur of (i) the Termination Date or (ii) the consummation of the Company’s Business Combination. Failure to pay the principals within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2022 Notes may be accelerated. As of each of June 30, 2026 and December 31, 2025, $227,208 was outstanding under the 2022 Note.

●	On January 18, 2023, the Company issued the 2023 Note in the amount of $230,000 to the Sponsor. The proceeds of the 2023 Note were used for general working capital purposes. The 2023 Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s Business Combination or (ii) the date that the winding up of the Company is effective. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the 2023 Note may be accelerated. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2023 Note may be converted into warrants of the Company, at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share of the Company. The warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Company’s IPO. As of each of June 30, 2026 and December 31, 2025, $230,000 is outstanding under this 2023 Note.

●	On January 30, 2023, the Company issued the Extension Note to the Sponsor. The Sponsor funded the initial total principal amount of $450,000 on January 30, 2023. The Extension Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the Extension Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Extension Note were deposited in the Trust Account. At the election of the payee, $1,270,000 of the total principal amount of the Extension Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the IPO of the Company. As of each of June 30, 2026 and December 31, 2025, $2,951,000 is outstanding under this Extension Note.

●	On January 30, 2024, the Company issued the 2024 Note in the amount of $1,660,000 to the Sponsor, which was amended on June 5, 2025, to increase the total principal amount by $590,000 from $1,660,000 to $2,250,000 to the Sponsor. The 2024 Note was further amended on March 18, 2026, to increase the total principal amount by $3,000,000 from $2,250,000 to $5,250,000 (the “Second Amendment”). The 2024 Note does not bear interest and matures upon closing of the Business Combination. In the event that the Company does not consummate a Business Combination, the 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Unless otherwise set forth in the Second Amendment, all other provisions of the 2024 Note remain in full force and effect. As of each of June 30, 2026 and December 31, 2025, $2,324,901 and $1,894,901 were outstanding under the 2024 Note, respectively.

We cannot provide any assurance that new financing along the lines detailed above will be available to us on commercially acceptable terms, if at all. Further, we have until the Termination Date to consummate a Business Combination, but we cannot provide assurance that we will be able to consummate a Business Combination by that date. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” the liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or August 29, 2026 (or no later than January 29, 2027), the date the Company is required to liquidate. These accompanying unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations

Our entire activity from inception through June 30, 2026 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our Business Combination. We generate non-operating income in the form of interest income and dividends on cash and investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net loss of approximately $2,128,000, which included a loss from operations of approximately $1,127,000 and a loss from the change in fair value of warrant liabilities of approximately $2,132,000, partially offset by interest earned on investments held in the Trust Account of approximately $5,000.

For the three months ended June 30, 2025, we had a net loss of approximately $221,000, which included a loss from operations of approximately $265,000, partially offset by interest earned on investments held in the Trust Account of approximately $7,000 and a gain from the change in fair value of warrant liabilities of approximately $37,000.

For the six months ended June 30, 2026, we had a net loss of approximately $3,943,000, which included a loss from operations of approximately $3,100,000 and a loss from the change in fair value of warrant liabilities of approximately $869,000, partially offset by interest earned on investments held in the Trust Account of approximately $9,000.

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

On April 13, 2026, the Company received a waiver letter from Deutsche Bank Securities Inc. pursuant to which it irrevocably waived its entitlement to receive its portion of the deferred underwriting fee of $6,510,000 that would otherwise have been payable upon the consummation of the Company’s initial Business Combination. As a result, the Company reduced its deferred underwriting fee liability by $6,510,000, leaving the remaining deferred underwriting fee liability of $4,340,000 attributable to Morgan Stanley & Co. LLC reported on condensed balance sheets as of June 30, 2026.

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

Off-Balance Sheet Arrangements

As of June 30, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the period ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period ended June 30, 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

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

Dated: August 17, 2026	By:	/s/ Jarett Goldman
	Name:	Jarett Goldman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)